Form 10-Q
period 2021-03-31
Isleworth Healthcare Acquisition Corp.
filed 2021-06-08
CIK 1837997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40104

ISLEWORTH HEALTHCARE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-1216057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

970 Lake Carillon Drive, Feather Sound, Suite 300,
St. Petersburg, Florida	33716
(Address of principal executive offices)	(Zip Code)

(727) 245-0146

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ISLE	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per whole share	ISLEW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

As of May 24, 2021, there were 26,191,250 shares of common stock, $0.0001 par value outstanding.

ISLEWORTH HEALTHCARE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

Part I. Financial Information

Item  1. Financial Statements

ISLEWORTH HEALTHCARE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	Unaudited
Assets
Cash	$766,906	$—
Prepaid expenses	499,452	—
Due from related party	24,178	—

Total current assets	1,290,536
Deferred offering costs		77,251
Prepaid expenses - long term portion	113,400	—
Cash and securities held in Trust Account	207,000,000

Total Assets	$208,403,936	$77,251

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued offering costs	$41,546	$22,670
Accrued expenses	54,119	—
Promissory note - related party	—	31,000

Total current liabilities	95,665	53,670
Warrant liability	8,039,859

Total liabilities	8,135,524	53,670

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 19,526,841 shares at redemption value	195,268,411	—
Stockholders’ Equity:	—	—
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,664,409 and 5,175,000 outstanding at (excluding 19,526,841 and 0 shares subject to possible redemption) March 31, 2021 and December 31, 2020, respectively	667	518
Additional paid-in capital	—	24,482
Retained earnings/(accumulated deficit)	4,999,334	(1,419)

Total Stockholders’ equity	5,000,001	23,581

Total Liabilities and Stockholders’ Equity	$208,403,936	$77,251

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISLEWORTH HEALTHCARE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Operating expenses:
General and administrative costs	$157,314

Loss from operations	(157,314)
Other income and (expense)
Interest income	6
Warrant issuance costs	(351,043)
Change in fair value of warrants	6,240,903

Total other income and (expense)	5,889,866

Net Income	$5,732,552

Basic and diluted weighted average Common Stock subject to redemption	18,913,983

Basic and diluted net income per Common stock subject to redemption	$0.00

Basic and diluted weighted average Common Stock	5,873,994

Basic and diluted net income per Common Stock	$0.98

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISLEWORTH HEALTHCARE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2021	5,175,000	$518	$24,482	$(1,419)	$23,581

Sale of 18,000,000 Units on March 1, 2021 and 2,700,000 Units on March 2, 2021 through public offering and over-allotment, net of fair value of warrant liability	20,700,000	2,070	198,092,054		198,094,124
Sale of 6,140,000 Private Placement Warrants on March 1, 2021 and March 2, 2021 through public offering and over-allotment, net of fair value of warrant liability			765,116		765,116
Issuance of representative shares	316,250	32	3,026,406		3,026,438
Issuance of representative warrants			434,882		434,882
Offering costs			(7,808,281)		(7,808,281)
Common stock subject to possible redemption	(19,526,841)	(1,953)	(195,266,458)		(195,268,411)
Reclassification of deficit additional paid-in capital to retained earnings			731,799	(731,799)	—
Net Income				5,732,552	5,732,552

Balance as of March 31, 2021	6,664,409	$667	$—	$4,999,334	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISLEWORTH HEALTHCARE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net Income	$5,732,552
Adjustments to reconcile net income to net cash used in operating activities:
Operating expenses paid by sponsor	54,667
Warrant issuance costs	351,043
Change in fair value of warrants	(6,240,903)
Changes in operating assets and liabilities:
Prepaid expenses	(612,852)
Accrued expenses	53,699

Net cash used in operating activities	(661,794)
Cash Flows from Investing Activities:
Investment held in Trust Account	(207,000,000)

Net cash used in investing activities	(207,000,000)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts paid	202,860,000
Proceeds from private placement	6,140,000
Repayment of promissory note to related party	(250,000)
Payments of offering costs	(321,300)

Net cash provided by financing activities	208,428,700

Net Change in Cash	766,906
Cash - Beginning	—

Cash - Ending	$766,906

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Fair value of representative shares	$3,026,438

Fair value of representative warrants	$434,882

Initial value of common stock subject to possible redemption, including over-allotment as restated	$189,139,827

Change in value of common stock subject to possible redemption	$6,128,584

Reclassification of additional paid-in capital to retained earnings	$731,799

Initial fair value of warrant liability, as restated	$14,280,762

Offering costs paid by Sponsor under promissory note	$140,156

Offering costs in accrued offering costs	$41,546

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISLEWORTH HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operation

Isleworth Healthcare Acquisition Corp. (the “Company”) is a blank check company formed under the laws of the State of Delaware on December 15, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from December 15, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Isleworth Healthcare Sponsor I, LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on February 24, 2021 (the “Effective Date”). On March 1, 2021, the Company consummated the IPO of 18,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $180,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,600,000 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating total gross proceeds of $5,600,000.

In connection with the IPO, the underwriters were granted a 30-day option from the date of the prospectus to purchase up to 2,700,000 additional units to cover over-allotment, if any. On March 2, 2021, the underwriters fully exercised the over-allotment option. The units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds of $27,000,000 to the Company. Simultaneously with the closing of the over-allotment option, pursuant to certain Warrant Purchase Agreements, the Company completed the private sale of an aggregate of an additional 540,000 Private Placement Warrants to Isleworth Healthcare Sponsor I, LLC and I-Bankers Securities, Inc. at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $540,000.

Transaction costs of the IPO amounted to $8,159,324, consisting of $4,140,000 of cash underwriting fees, the fair value of the representative’s warrants of $434,882, the fair value of representative shares of $3,026,438 and $558,004 of other cash offering costs (Note 6).

As of March 31, 2021, $766,906 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the IPO and the over-allotment option, which was fully exercised, on March 1, 2021 and March 2, 2021, $207,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was held in a Trust Account (“Trust Account”), and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which will invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes if any, the proceeds from the IPO will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the

Company does not complete the initial Business Combination within 18 months from the closing of the IPO (the “Combination Period”), or (B) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete its Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of our public stockholders.

The shares of Common Stock subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have 18 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up and (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its Business Combination within the Combination Period.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether it will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the fee payable to underwriters pursuant to the Business Combination marketing agreement.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of the initial Business Combination, (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its Business Combination within the Combination Period), and (iii) vote their Founder Shares and any public shares purchased during or after the IPO in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to it, or a prospective target business with which it has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be released to the Company to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims.

The Company has not asked the Sponsor to reserve for such indemnification obligations, and the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. The Company believes the likelihood of the Sponsor having to indemnify the Trust Account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with it waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the ”COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $766,906 in its operating bank account, and working capital of $1,244,871.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to our Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.

Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Restatement of Previously Issued Financial Statements

In May 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement Warrants (the “Warrants”) the Company issued in March 2021, the Company’s previously issued balance sheets as of March 1, 2021 on Form 8-K filed on March 5, 2021 should no longer be relied upon.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheets as opposed to equity. Since issuance on March 1, 2021, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on March 1, 2021 and on March 2, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued balance sheets as of March 1, 2021, should be restated because of a misapplication in the guidance around accounting for certain of its outstanding Warrants to purchase common stock and should no longer be relied upon.

Impact of the Restatement

The impact to the balance sheet dated March 1, 2021 as adjusted for the closing of the underwriters’ fully exercised over-allotment option, filed on Form 8-K on March 5, 2021 related to the impact of accounting for public and private warrants as liabilities at fair value resulted in a $14 million increase to the warrant liabilities line item on March 1, 2021, as adjusted for over-allotment and offsetting decrease to the common stock subject to redemption Mezzanine Equity line item. There is no change to total stockholders’ equity at any reported balance sheet date.

	As Previously Reported	Restatement Adjustment		As Restated
Balance Sheet as of March 1, 2021 as adjusted for exercise of over-allotment (filed on March 5, 2021)
Liabilities and stockholders’ equity
Total current liabilities	$29,514	$—		$29,514
Warrant liability	—	14,280,762		14,280,762

Total liabilities	29,514	14,280,762		14,310,276
Common stock, $0.0001 par value; shares subject to possible redemption	203,581,526	(14,441,699	)(1)	189,139,827
Stockholders’ equity
Preferred stock- $0.0001 par value	—	—		—
Common stock - $0.0001 par value	583	143		726
Additional paid-in-capital	5,005,398	405,567		5,410,965
Accumulated deficit	(5,980)	(405,710	)(2)	(411,690)

Total stockholders’ equity	5,000,001	—		5,000,001

Total liabilities and stockholders’ equity	$208,611,041	$(160,937)		$208,450,104

Note	(1) - Include adjustment from Due from Sponsor for additional offering costs of $160,937 paid by Sponsor not previously recorded.
(2)	Include offering costs of $351,043 allocated to the Public Warrants and expensed immediately.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus filed by the Company with the SEC on February 26, 2021 which contains the audited financial statements as of December 31, 2020 and notes thereto.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Cash Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in cash. At March 31, 2021, the Company had $207 million in cash held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 19,526,841 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. The Company allocates the offering costs between common stock and public warrants using relative fair value method, the offering costs allocated to the public warrants will be expensed immediately and offering costs associated with equity components will be charged to stockholders’ equity. Accordingly, as of March 31, 2021, the Company incurred offering costs in the aggregate of $8,159,324 of which $7,808,281 have been charged to stockholders’ equity and $351,043 was allocated to the public warrants and was expensed immediately.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument is required within 12 months of the balance sheet date. The Company has determined that both the private and public warrants are a derivative instrument.

Net Income Per Common Share

Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 17,059,250 shares of common stock in the aggregate.

The Company’s statement of operations include a presentation of income per share for Common Stock subject to possible redemption in a manner similar to the two-class method of income per common stock. Net income per common stock, basic and diluted, for redeemable Common Stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Common Stock outstanding since original issuance. Net income per common stock, basic and diluted, for non-redeemable and Common Stock is calculated by dividing the net income, adjusted for income attributable to redeemable Common Stock, by the weighted average number of non-redeemable and Common Stock outstanding for the periods. Non-redeemable Common Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

For the three months ended March 31, 2021
Common stock subject to possible redemption
Numerator: Net income allocable to common stock subject to possible redemption
Amortized Interest income on marketable securities held in trust	$—
Less: interest available to be withdrawn for payment of taxes	(—)

Net income allocable to common stock subject to possible redemption	$—
Denominator: Weighted Average Redeemable common stock
Redeemable Common Stock, Basic and Diluted	18,913,983
Basic and Diluted net income per share, Redeemable Common Stock	$—
Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$5,732,552
Redeemable Net Earnings	—

Non-Redeemable Net Income	$5,732,552
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, common stock	5,873,994
Basic and diluted net income per share, common stock	$0.98

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On March 1, 2021, the Company sold 18,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one warrant to purchase one share of common stock. Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment.

On March 2, 2021, the underwriters purchased an additional 2,700,000 Units to exercise its over-allotment option in full at a purchase price of $10.00 per warrant, generating gross proceeds of $27,000,000.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor and I-Bankers Securities, Inc. (“I-Bankers”) purchased an aggregate of 5,600,000 warrants at a price of $1.00 per warrant ($5,600,000 in the aggregate) in a private placement. Of such amount, 4,480,000 Private Placement Warrants were be purchased by the Sponsor and 1,120,000 Private Placement Warrants were purchased by I-Bankers.

Simultaneously with the closing of the over-allotment option, pursuant to certain Warrant Purchase Agreements, the Company completed the private sale of an aggregate of an additional 540,000 Private Placement Warrants to the Sponsor and I-Bankers at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $540,000. Of such amount, 432,000 Private Placement Warrants were purchased by the Sponsor and 108,000 Private Placement Warrants were purchase by I-Bankers.

The Private Placement Warrants are identical to the warrants included in the Units sold in the IPO, except that the Private Placement Warrants: (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, as described in the IPO, in each case so long as they are held by the initial purchasers or any of their permitted transferees. If the Private Placement Warrants are held by holders other than the initial purchasers or any of their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO.

Note 5 — Related Party Transactions

Founder Shares

On December 31, 2020, the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 shares of Common Stock, par value $0.0001 (the “Founder Shares”). On February 24, 2021, as part of an upsizing of the IPO, the Company effected a 1.2-for-1 stock dividend resulting in the Sponsor holding 5,175,000 Founder Shares. Up to 675,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On March 2, 2021, the underwriter exercised its over-allotment option in full, hence, the 675,000 Founder Shares are no longer subject to forfeiture since then.

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the Company’s initial stockholders, each of whom will be subject to the same transfer restrictions) until the earlier of one year after the completion of our initial Business Combination or earlier if, (x) subsequent to the initial Business Combination, the last sale price of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its public stockholders having the right to exchange their shares of Common Stock for cash, securities or other property (the “lock-up”).

Promissory Note — Related Party

On December 29, 2020, the Sponsor agreed to loan the Company up to $600,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of March 31, 2021 or the closing of the IPO. As of March 1, 2021 the Company had incurred an aggregate of $250,000 of offering expenses from the IPO under the promissory note. The Company repaid the note in full on March 2, 2021.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of Working Capital Loans may be, at the option of the lender, convertible into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the initial stockholders or an affiliate of the initial stockholders or certain officers and directors as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At March 31, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

On February 24, 2021, the Company entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of one of the Company’s officers a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of March 31, the Company had incurred $5,000 for the administrative services.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, the Private Placement Warrants (and underlying securities) and Private Placement Warrants that may be issued upon conversion of Working Capital Loans (and any underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the closing date of the IPO requiring the Company to register such securities for resale.

The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period described above. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriters had a 30-day option beginning March 1, 2021 to purchase up to an additional 2,700,000 units to cover over-allotments, if any, at the IPO price less the underwriting discounts.

On March 1, 2021, the Company paid an underwriting discount of $3,600,000.

On March 2, 2021, the underwriters purchased an additional 2,700,000 units to exercise its over-allotment option in full. The proceeds of $27,000,000 from the over-allotment was deposited in the Trust Account.

Business Combination Marketing Agreement

The Company has engaged I-Bankers as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the initial Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay I-Bankers a cash fee for such services upon the consummation of its initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO, including any proceeds from the full or partial exercise of the underwriters’ over-allotment option.

Representative Shares

Upon closing of IPO and exercise of over-allotment in full, the Company issued to I-Bankers an aggregate of 316,250 shares of common stock (the “Representative Shares”). The fair value of the Representative Shares was estimated to be $3,026,438 (See Note 7) and were treated as underwriters’ compensation. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of the initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement pursuant to Rule 5110(g)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(g)(1), these securities will not be sold during the offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following February 24, 2021 or commencement of sales of the public offering, except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners, provided that all securities so transferred remain subject to the lock-up restriction above for the remainder of the time period.

Representative Warrants

Upon closing of IPO and exercise of over-allotment in full, the Company agreed to grant to I-Bankers (and/or its designees) an aggregate of 569,250 warrants exercisable at $12.00 per share for an aggregate exercise price of $6,831,000, exercisable at any time during the period commencing on the later of the first anniversary of the February 24, 2021 and the closing of the Company’s initial business combination and terminating on the fifth anniversary of such effectiveness date. Notwithstanding anything to the contrary, I-Bankers has agreed that neither it nor its designees will be permitted to exercise the warrants after the five year anniversary of the effective date of the registration statement.

The warrants may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of February 24, 2021 and the closing of initial business combination and terminating on the fifth anniversary of such effectiveness date.

The warrants and such shares purchased pursuant to the warrants have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following February 24, 2021 except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The warrants may be cashlessly exercised and grant to holders demand and “piggy back” rights for periods of five and seven years, respectively, from February 24, 2021 with respect to the registration under the Securities Act of the shares issuable upon exercise of the warrants. The Company will have no obligation to net cash settle the exercise of the warrants. The holder of the warrants will not be entitled to exercise the warrants for cash unless a registration statement covering the securities underlying the warrants is effective or an exemption from registration is available.

Note 7 — Warrant Liability

The Company has outstanding warrants to purchase an aggregate of 16,490,000 shares of the Company’s common stock issued in connection with the Initial Public Offering and the Private Placement (including warrants issued in connection with the consummation of the Over-allotment).

Each whole warrant entitles the holder to purchase one Common Stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time on the later of 30 days after the completion of an initial Business Combination or 12 months from the closing of the IPO. The warrants will expire on the fifth anniversary of the completion of an initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the initial Business Combination, it will use its reasonable best efforts to file, and within 60 business days after the closing of the initial Business Combination, to have declared effective, a registration statement relating to the shares of Common Stock issuable upon exercise of the warrants and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Common Stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but will use its best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may call the warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

•

if, and only if, the reported last sale price of the Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends to the notice of redemption to the warrant holders.

In addition, if (x) the Company issues additional shares of Common Stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor, initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of our Common Stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the ordinary shares in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercises the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the ordinary shares consists exclusively of cash, the amount of such cash per ordinary shares, and (ii) in all other cases, the volume weighted average price of the ordinary shares as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination.

The Company believes that the Alternative Issuance provision and the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $14,280,762 of warrant liability upon issuance as of March 1, 2021 as adjusted for the closing of the Underwriters’ fully exercised over-allotment option. For the three months ended March 31, 2021, the Company recorded a change in the fair value of the warrant liabilities in the amount of approximately $(6,240,903) on the statement of operations, resulting in warrant liabilities of $8,039,859 as of March 31, 2021 on the condensed balance sheet.

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liability at March 1, 2021, as adjusted for over-allotment (as restated)	$14,280,762
Change in fair value of warrant liabilities	(6,240,903)

Warrant liabilities at March 31, 2021	$8,039,859

The estimated fair value of the warrant liability at March 1, 2021, was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Underwriter warrants were not determined to be derivative liabilities and only valued at issuance.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement as of March 31, 2021 was $4,828,275 which was determined based on then trading price, and the Private Warrants were valued with Level 3 fair value measurement inputs as of March 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2021 and March 1, 2021 (date of issuance):

	March 31, 2021	March 1, 2021
Exercise price	$11.50	$11.50
Share price	$9.69	$9.57
Volatility	11.5%	14.1%
Expected life of the options to convert	6.30	6.38
Risk-free rate	1.23%	0.99%
Dividend yield	—%	—%
Likelihood of completing a business combination	95%	95%

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	March 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash held in Trust Account	$207,000,000	$207,000,000	$—	$—

	$207,000,000	$207,000,000	$—	$—

Liabilities:
Warrant liability - Public Warrants	$4,828,275	$4,828,275	$—	$—
Warrant liability – Private Warrants	3,211,584			3,211,584

	$8,039,859	$4,828,275	$—	$3,211,584

Note 9 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 6,664,409 shares of common stock issued and outstanding (excluding 19,526,841 shares subject to possible redemption).

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Common stockholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Isleworth Healthcare Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Isleworth Healthcare Sponsor I, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on December 15, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a Business Combination:

•	may significantly dilute the equity interest of investors in our Initial Public Offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•

could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Units, common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at March 31, 2021, we had $766,906 in cash and working capital of $1,244,871, which excludes franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of March 31, 2021, there was not interest earned from the Trust account.

For the three months ended March 31, 2021, we had loss from operations of $157,314 which consisted of general and administrative costs, and net income of $5,732,552, which primarily consisted of a net gain from the change in the fair value of warrants offset by warrant issuance costs and general and administrative costs. We recorded a net gain of $6,240,903 in the first quarter of 2021 for the change in fair value on valuation of our warrant liability associated with our warrants issued in conjunction with our IPO. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.

Liquidity and Capital Resources

On March 1, 2021, we consummated an Initial Public Offering of 18,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $180,000,000. In connection with the Initial Public Offering, the underwriters were granted a 30-day option from the date of the prospectus to purchase up to 2,700,000 additional units to cover over-allotment, if any. On March 2, 2021, the underwriters fully exercised the over-allotment option. Simultaneously with the initial closing and over-allotment closing of the Initial Public Offering, we consummated the sale of 6,140,000 Private Placement Warrants to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $6,140,000.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $207,000,000 was placed in the Trust Account.

As of March 31, 2021, we had cash in the Trust Account of $207,000,000. Interest income on the balance in the Trust Account may be used by us to pay taxes. As of March 31, 2021, there was no interest income earned from the Trust account.

For the three months ended March 31, 2021, cash used in operating activities was $661,793.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021 we had cash of $766,906 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $5,000 for office space, administrative and support services to the Company. We began incurring these fees on February 24, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

I-Bankers Securities, Inc. (“I-Bankers”), the representative of the underwriters in the Initial Public Offering, is entitled to a business combination marketing fee of $0.35 per unit, or $7,245,000 in the aggregate. The business combination marketing fee will become payable to I-Bankers from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the business combination marketing agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We accounts for our 16,490,000 common stock warrants issued in connection with our Initial Public Offering (10,350,000) and Private Placement (6,140,000) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Private Placement Warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date. The fair value of Public Warrants issued with the Public Offering was initially measured using Monte-Carlo simulations and then measured based trading price once they commenced trading on March 29, 2021.

Offering Costs associated with the Initial Public Offering

We allocated with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering.

We allocated the offering costs between common stock and public warrants using relative fair value method, the offering costs allocated to the public warrants will be expensed immediately, and offering costs allocated to common stock were charged to stockholders’ equity upon the completion of the IPO.

Net income per share of common stock

We apply the two-class method in calculating earnings per share. Net income per common stock, basic and diluted, for redeemable Common Stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Common Stock outstanding since original issuance. Net income per common stock, basic and diluted, for non-redeemable and Common Stock is calculated by dividing the net income adjusted for income attributable to redeemable Common Stock, by the weighted average number of non-redeemable and Common Stock outstanding for the periods. Non-redeemable Common Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due to ability to apply the nuances of the complex accounting standards that apply to our financial statements, including to reclassify our Warrants as liabilities as opposed to equity, which resulted in the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Quarterly Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on February 26, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC, except for the below.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we evaluated the accounting treatment of our Public Warrants and Private Placement Warrants and determined that the Warrants should be recorded as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to features contained within our Warrants. Accounting Standards Codification 815-40, Derivatives and Hedging — Contracts on an Entity’s Own Equity, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the condensed statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, our management concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2020, our Sponsor purchased 4,312,500 Founder Shares for an aggregate purchase price of $25,000. On February 24, 2021, we effected a 1.2-for-1 stock dividend of its common stock, resulting in an aggregate of 5,175,000 Founder Shares outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On March 1, 2021, we consummated our Initial Public Offering of 18,000,000 Units, generating gross proceeds of $180,000,000. In connection with the Initial Public Offering, the underwriters were granted a 30-day option from the date of the prospectus to purchase up to 2,700,000 additional Units to cover over-allotment, if any. On March 2, 2021, the underwriters fully exercised the over-allotment option. The units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds of $27,000,000. I-Bankers Securities, Inc. acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statements on Form S-1 (Nos. 333-252308 and 333-253478). The Securities and Exchange Commission declared the registration statement effective on February 24, 2021.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 6,140,000 Private Placement Warrants to the Sponsor and I-Bankers at a price of $1.00 per Private Placement Warrant, generating total proceeds of $6,140,000.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants may be exercised on a cashless basis and are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, including the full exercise of the underwriters’ over-allotment option, and the Private Placement Warrants, $207,000,000 was placed in the Trust Account.

We paid a total of $4,140,000 in underwriting discounts and commissions and $558,004 for other cash offering costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISLEWORTH HEALTHCARE ACQUISITION CORP.

Date: June 7, 2021	By:	/s/ Robert Whitehead
	Name:	Robert Whitehead
	Title:	Chief Executive Officer

	By:	/s/ Dan Halvorson
	Name:	Dan Halvorson
	Title:	Chief Financial Officer