Form 10-Q
period 2021-06-30
Isleworth Healthcare Acquisition Corp.
filed 2021-08-24
CIK 1837997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File No.
001-40104

ISLEWORTH HEALTHCARE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-1216057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360 Central Avenue, First Central Tower, Suite 800, St. Petersburg, Florida	33716
(Address of principal executive offices)	(Zip Code)
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
Yes
  ☒    No  ☐
As of August
2
4
, 2021, there were 26,191,250 shares of common stock, $0.0001 par value outstanding.

ISLEWORTH HEALTHCARE ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

Part I. Financial Information
Item 1. Financial Statements
ISLEWORTH HEALTHCARE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	Unaudited
Assets
Cash	$575,581	$—
Prepaid expenses	534,856	—
Due from related party	77,345	—

Total current assets	1,187,782	—
Deferred offering costs	—	77,251
Cash and securities held in Trust Account	207,021,242	—

Total Assets	$208,209,024	$77,251

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued offering costs	$—	$22,670
Accrued expenses	115,039	—
Promissory note—related party	—	31,000

Total current liabilities	115,039	53,670
Warrant liability	12,053,146	—

Total liabilities	12,168,185	53,670
Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 19,104,083 shares at redemption value	191,040,831	—
Stockholders’ Equity:	—	—
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 7,087,167 and 5,175,000 issue d and outstanding at (excluding 19,104,083 and 0 shares subject to possible redemption) June 30, 2021 and December 31, 2020, respectively	709	518
Additional paid-in capital	4,227,538	24,482
Retained earnings/(accumulated deficit)	771,761	(1,419)

Total Stockholders’ equity	5,000,008	23,581

Total Liabilities and Stockholders’ Equity	$208,209,024	$77,251

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISLEWORTH HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF
OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2021

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Operating expenses:
General and administrative costs	$235,522	$392,836

Loss from operations	(235,522)	(392,836)

Other income (expense)
Interest income	21,236	21,242
Warrant issuance costs	—	(351,043)
Change in fair value of warrants	(4,013,287)	2,227,616

Total other income (expense)	(3,992,051)	1,897,815

Net income (loss)	$(4,227,573)	$1,504,979

Basic and diluted weighted average Common Stock subject to redemption	19,526,841	19,353,703

Basic and diluted net income (loss) per Common stock subject to redemption	0.00	0.00

Basic and diluted weighted average Common Stock	7,087,167	6,271,385

Basic and diluted net income (loss) Common Stock	$(0.60)	$0.24

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISLEWORTH HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2021

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance as of January 1, 2021	5,175,000	$518	$24,482	$(1,419)	$23,581

Sale of 18,000,000 Units on March 1, 2021 and 2,700,000 Units on March 2, 2021 through public offering and over-allotment, net of fair value of warrant liability	20,700,000	2,070	198,092,054		198,094,124
Sale of 6,140,000 Private Placement Warrants on March 1, 2021 and March 2, 2021 through public offering and over-allotment, net of fair value of warrant liability			765,116		765,116
Issuance of representative shares	316,250	32	3,026,406		3,026,438
Issuance of representative warrants			434,882		434,882
Offering costs			(7,808,281)		(7,808,281)
Common stock subject to possible redemption	(19,526,841)	(1,953)	(195,266,458)		(195,268,411)
Reclassification of deficit additional paid-in capital to retained earnings			731,799	(731,799)	—
Net Income				5,732,552	5,732,552

Balance as of March 31, 2021	6,664,409	$667	$—	$4,999,334	$5,000,001

Net loss				(4,227,573)	(4,227,573)
Common stock subject to possible redemption	422,758	42	4,227,538		4,227,580

Balance as of June 30, 2021	7,087,167	$709	$4,227,538	$771,761	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISLEWORTH HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net Income	$1,504,979
Adjustments to reconcile net income to net cash used in operating activities:
Operating expenses paid by sponsor	1,500
Interest earned on treasury securities held in Trust Account	(21,242)
Warrant issuance costs	351,043
Change in fair value of warrants	(2,227,616)
Changes in operating assets and liabilities:
Prepaid expenses	(534,856)
Accrued expenses	114,619

Net cash used in operating activities	(811,573)
Cash Flows from Investing Activities:
Investment held in Trust Account	(207,000,000)

Net cash used in investing activities	(207,000,000)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts paid	202,860,000
Proceeds from private placement	6,140,000
Repayment of promissory note to related party	(250,000)
Payments of offering costs	(362,846)

Net cash provided by financing activities	208,387,154
Net Change in Cash	575,581
Cash – Beginning	—

Cash – Ending	$575,581

Supplemental Disclosure of Non-cash Financing Activities:

Fair value of representative shares	$3,026,438

Fair value of representative warrants	$434,882

Initial value of common stock subject to possible redemption, including over-allotment	$189,139,827

Change in value of common stock subject to possible redemption	$1,901,004

Reclassification of additional paid-in capital to retained earnings	$731,799

Initial fair value of warrant liability	$14,280,762

Offering costs paid by Sponsor under promissory note	$140,156

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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 15, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
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
Simultaneously with the closing of the IPO, pursuant to certain private placement warrant purchase agreements (the “Warrant Purchase Agreements”) the Company consummated the sale of 5,600,000
Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor and I-Bankers Securities, Inc.

(“I-Bankers”),

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
As of June 30, 2021, $575,581 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes. Following the closing of the IPO and the over-allotment option, which was fully exercised, on March 1, 2021 and March 2, 2021, $207,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants has been held in a Trust Account (“Trust Account”), and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
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
The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether it will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was initially $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the fee payable to underwriters pursuant to the Business Combination marketing agreement.
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had $575,581 in its operating bank account, and working capital of $1,172,743

(excluding $100,000 of accrued franchise tax).

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. If the estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to our Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.
Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.
T
he Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash equivalents of $1,023 included in the Trust Account as of June 30, 2021.
Investment Held in Trust Account
As of June 30, 2021, investment in the Company’s Trust Account consisted of $1,023 in money market fund and
$207,020,219
in U.S. Treasury Securities. All of the U.S. Treasury Securities will mature on September 2, 2021. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on June 30, 2021 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value as of June 30, 2021
U.S. Money Market	$1,023	$		$—	$1,023
U.S. Treasury Securities	207,020,219		—	(13,851)	207,006,368

	$207,021,242		$—	$(13,851)	$207,007,391

A decline in the market value
of held-to-maturity securities
below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted
performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security
as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.
Concentration of Credit Risk
Financial instruments that potentially subject the Comp
a
ny to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 19,104,083 and 0 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. The Company allocates the offering costs between common stock and public warrants using relative fair value method, the offering costs allocated to the public warrants will be expensed immediately and offering costs associated with equity components will be charged to stockholders’ equity. Accordingly, as of June 30, 2021, the Company incurred offering costs in the aggregate of $8,159,324 of which $7,808,281 have been charged to stockholders’ equity and $351,043 was allocated to the public warrants and was expensed immediately.
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

Net Income (Loss) Per Common Share
N
et income (loss) per common stock is computed by dividing net income by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income
 (loss)
per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.
The warrants are exercisable to purchase 17,059,250 shares of common stock in the aggregate.
The Company’s statement of operations include a presentation of income (loss) per share for Common Stock subject to possible redemption in a manner similar to the two-class method
of income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for redeemable Common Stock is calculated by dividing the interest income earned on the Trust Account reduced by franchise tax, by the weighted average number of redeemable Common Stock outstanding since original issuance. Net income (loss) per common stock, basic and diluted, for non-redeemable and
Common Stock is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Common Stock, by the weighted average number of non-redeemable and
Common Stock outstanding for the
periods. Non-redeemable Common
Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Common stock subject to possible redemption
Numerator: Net income (loss) allocable to common stock subject to possible redemption
Amortized Interest income on marketable securities held in trust	$19,304	$19,309
Less: interest available to be withdrawn for payment of taxes	(19,304)	(19,309)
Net income allocable to common stock subject to possible redemption	$—	$—
Denominator: Weighted Average Redeemable common stock
Redeemable Common Stock, Basic and Diluted	19,526,841	19,353,703
Basic and Diluted net income per share, Redeemable Common Stock	$—	$—
Non-Redeemable Common Stock
Numerator: Net Income (loss) minus Redeemable Net Earnings
Net Income (Loss)	$(4,227,573)	$1,504,979
Redeemable Net Earnings	—	—
Non-Redeemable Net Income (Loss)	$(4,227,573)	$1,504,979
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, common stock	7,087,167	6,271,385
Basic and diluted net income (loss) per share, common stock	$(0.60)	$0.24
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options
(Subtopic 470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity
(Subtopic 815-40)
(“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
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
Note 5 — Related Party Transactions
Founder Shares
On December 31, 2020, the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 shares of Common Stock, par value $
0.0001
(the “Founder Shares”). In January 2021, the Company granted 30,000 founder shares each to three independent directors, and increased to 36,000 each afte
r
 a 1.2-for-1 stock dividend (see below) or a total of 108,000 Founder Shares (the “Director Shares”). The Director Shares are identical to the Founder Shares. The Company accounted for the Director Shares in accordance with ASC 718, Stock-based Compensation.
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
30
-trading day period commencing at least
150
 days after the initial Business Combination, or (y) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its public stockholders having the right to exchange their shares of Common Stock for cash, securities or other property (the “lock-up”).
Promissory Note — Related Party
On December 29, 2020, the Sponsor agreed to loan the Company up to $600,000 to be used for a portion of the expenses of the IPO.
These loans are non-interest bearing, unsecured and
are due at the earlier of March 31, 2021 or the closing of the IPO. As of March 1, 2021 the Company had incurred an aggregate of $250,000 of offering expenses from the IPO under the promissory note. The Company repaid the note in full on March 2, 2021. As of June 30, 2021 and December 31, 2020, the Company borrowed $0 and $31,000 under the promissory note, respectively.

Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of Working Capital Loans may be, at the option of the lender, convertible into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the initial stockholders or an affiliate of the initial stockholders or certain officers and directors as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At June 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.
Administrative Service Fee
On February 24, 2021, the Company entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of one of the Company’s officers a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. The Company incurred $20,000 and $15,000 in expenses in connection with such services for the period from February 24, 2021 to June 30, 2021 and for the three months ended June 30, 2021
, res
pective
ly.
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
On March 2, 2021, the underwriters purchased an additional 2,700,000 units to exercise its over-allotment option in full. The proceeds of $27,000,000 from the over-allotment was deposited in the Trust Account. On March 2, 2021, the Company paid additional underwriting discount of
$540,000.
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

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period
of 180 days immediately following the date of the effectiveness of the registration statement pursuant to Rule 5110(g)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(g)(1), these securities will not be sold during the offering, or so
l
d, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following February 24, 2021 or commencement of sales of the public offering, except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners, provided that all securities so transferred remain subject to the lock-up restriction above for
the remainder of the time period.
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
The warrants and such shares purchased pursuant to the warrants have been deemed compensation by FINRA and are therefore subject to a lock-up for a
period of 180 days immediately following the date of the effectiveness of the registration statement. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following February 24, 2021 except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The warrants may be cashless exercised and grant to holders demand and “piggy back” rights for periods of five and seven years, respectively, from February 24, 2021 with respect to the registration under the Securities Act of the shares issuable upon exercise of the warrants. The Company will have no obligation to net cash settle the exercise of the warrants. The holder of the warrants will not be entitled to exercise the warrants for cash unless a registration statement covering the securities underlying the warrants is effective or an exemption from registration is available.
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
each balance sheet date. With each
such re-measurement, the
warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $14,280,762 of warrant liability upon issuance as of March 1, 2021 as adjusted for the closing of the Underwriters’ fully exercised over-allotment option. For the six months ended June 30, 2021, the Company recorded a change in the fair value of the warrant liabilities in the amount of approximately $2,227,616 on the statement of operations, resulting in warrant liabilities of $12,053,146 as of June 30, 2021 on the condensed balance sheet.
The change in fair value of the warrant liabilities is summarized as follows:

Warrant liability at March 1, 2021, as adjusted for over-allotment	$14,280,762
Change in fair value of warrant liabilities	(2,227,616)

Warrant liabilities at June 30, 2021	$12,053,146

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
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There was no transfer to/from Levels 1, 2 and 3 during the three months ended June 30, 2021. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement during the three months ended March 31, 2021 was $4,828,275, which was determined based on then trading price. The Private Warrants were valued with Level 3 fair value measurement inputs as of June 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2021 and March 1, 2021 (date of issuance):

	June 30, 2021	March 1, 2021
Exercise price	$11.50	$11.50
Share price	$9.80	$9.57
Volatility	13.1%	14.1%
Expected life of the options to convert	6.06	6.38
Risk-free rate	1.05%	0.99%
Dividend yield	—%	—%
Likelihood of completing a business combination	95%	95%
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	June 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Public Warrants	$7,245,000	$7,245,000	$—	$—
Warrant liability – Private Warrants	4,808,146			4,808,146

	$12,053,146	$7,245,000	$—	$4,808,146

Note 9 — Stockholder’s Equity

Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock
 — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 7,087,167 and 5,175,000 shares of common stock issued and outstanding (excluding 19,104,083 and 0 shares subject to possible redemption).
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking
statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking
statements whether as a result of new information, future events or otherwise.
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
As indicated in the accompanying financial statements, at June 30, 2021, we had $575,581 in cash and working capital of $1,172,743 which excludes franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of June 30, 2021, there was $21,242 interest earned from the Trust account.
For the three months ended June 30, 2021, we had loss from operations of $235,522 which consisted of general and administrative costs, and net loss of $4,227,573, which primarily consisted of a net loss from the change in the fair value of warrants.
For the six months ended June 30, 2021, we had loss from operations of $392,836 which consisted of general and administrative costs, and net income of $1,504,979, which primarily consisted of a net gain from the change in the fair value of warrants offset by warrant issuance costs and general and administrative costs. We recorded a net gain of $2,227,616 for the six months ended June 30, 2021 for the change in fair value on valuation of our warrant liability associated with our warrants issued in conjunction with our IPO. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.
Liquidity and Capital Resources
On March 1, 2021, we consummated an Initial Public Offering of 18,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $180,000,000. In connection with the Initial Public Offering, the underwriters were granted a
30-day
option from the date of the prospectus to purchase up to 2,700,000 additional units to cover over-allotment,
if any. On March 2, 2021, the underwriters fully exercised the over-allotment option. Simultaneously with the initial closing and over-allotment closing of the Initial Public Offering, we consummated the sale of 6,140,000 Private Placement Warrants to the Sponsor and
I-Bankers
at a price of $1.00 per warrant, generating gross proceeds of $6,140,000.
Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $207,000,000 was placed in the Trust Account.
As of June 30, 2021, we had cash and investment held in the Trust Account of $207,021,242. Interest income on the balance in the Trust Account may be used by us to pay taxes. As of June 30, 2021, there was $21,242 interest income earned from the Trust account.
For the six months ended June 30, 2021, cash used in operating activities was $811,573.

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
As of June 30, 2021 we had cash of $575,581 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. If our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of June 30, 2021.
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
I-Bankers,
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
Derivative warrant liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC
815-15.
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
We account for our 16,490,000 common stock warrants issued in connection with our Initial Public Offering (10,350,000) and Private Placement (6,140,000) as derivative warrant liabilities in accordance with ASC
815-40.
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Private Placement Warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date. The fair value of Public Warrants issued with the Public Offering was initially measured using Monte-Carlo simulations and then measured based trading price once they commenced trading on March 29, 2021.
Offering Costs associated with the Initial Public Offering
We allocated offering costs in accordance with the requirements of the ASC
340-10-S99-1
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
Net income (loss) per share of common stock
We apply the
two-class
method in calculating earnings (loss) per share. Net income (loss) per common stock, basic and diluted, for redeemable Common Stock is calculated by dividing the interest income earned on the Trust Account reduced by franchise tax, by the weighted average number of redeemable Common Stock outstanding since original issuance. Net income (loss) per common stock, basic and diluted, for non-redeemable
and Common Stock is calculated by dividing the net income (loss) adjusted for income attributable to redeemable Common Stock, by the weighted average number of non-redeemable
and Common Stock outstanding for the periods.
Non-redeemable
Common Stock include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
Recent accounting standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) 2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU 2020-06”)
to simplify accounting for certain financial
instruments. ASU 2020-06 eliminates
the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends
the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible
instruments. ASU 2020-06 is
effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would
have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021, as such term is defined in Rules 13a-15(e) and
15d-15(e)
under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of June 30, 2021, due to ability to apply the nuances of the complex accounting standards that apply to our financial statements, including to reclassify our Warrants as liabilities as opposed to equity, which resulted in the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in our Quarterly Report for the period ended March 31, 2021, we continue to enhance our processes and procedures to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans for enhancement continue to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.

Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on February 26, 2021 and the risk factors described in our Form
10-Q
for the period ended March 31, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus and Form
10-Q
for the period ended March 31, 2021 filed with the SEC.
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
On March 1, 2021, we consummated our Initial Public Offering of 18,000,000 Units, generating gross proceeds of $180,000,000. In connection with the Initial Public Offering, the underwriters were granted a
30-day
option from the date of the prospectus to purchase up to 2,700,000 additional Units to cover over-allotment, if any. On March 2, 2021, the underwriters fully exercised the over-allotment option. The units were sold at an offering price of$10.00 per Unit, generating additional gross proceeds of $27,000,000.
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

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes— Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ISLEWORTH HEALTHCARE ACQUISITION CORP.

Date: August 24, 2021	By:	/s/ Robert Whitehead
	Name:	Robert Whitehead
	Title:	Chief Executive Officer

	By:	/s/ Dan Halvorson
	Name:	Dan Halvorson
	Title:	Chief Financial Officer