Form 10-Q
period 2021-09-30
Isleworth Healthcare Acquisition Corp.
filed 2021-11-17
CIK 1837997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November
15
, 2021, there were 26,191,250 shares of common stock, $0.0001 par value outstanding.

ISLEWORTH HEALTHCARE ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Part I. Financial Information
Item 1. Financial Statements
ISLEWORTH HEALTHCARE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	Unaudited
Assets
Cash	$515,547	$—
Prepaid expenses	445,991	—
Due from related party	77,345	—

Total current assets	1,038,883	—
Deferred offering costs	—	77,251
Cash and securities held in Trust Account	207,034,075	—

Total Assets	$208,072,958	$77,251

Liabilities and Stockholders’ (Deficit) Equity:
Current liabilities:
Accrued offering costs	$—	$22,670
Accrued expenses	164,600	—
Promissory note—related party	—	31,000

Total current liabilities	164,600	53,670
Warrant liability	9,390,986	—

Total liabilities	9,555,586	53,670
Commitments and Contingencies (Note 7)
Common stock subject to possible redemption, 20,700,000 shares at redemption value	207,000,000	—
Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,491,250 and 5,175,000 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	550	518
Additional paid-in capital	—	24,482
Accumulated deficit	(8,483,178)	(1,419)

Total Stockholders’ (deficit) equity	(8,482,628)	23,581

Total Liabilities and Stockholders’ (Deficit) Equity	$208,072,958	$77,251

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISLEWORTH HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF
OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2021

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Operating expenses:
General and administrative costs	$198,495	$591,330

Loss from operations	(198,495)	(591,330)

Other income (expense)
Interest income	12,870	34,112
Warrant issuance costs	—	(351,044)
Change in fair value of warrants	2,662,160	4,889,776

Total other income	2,675,030	4,572,844

Net income	$2,476,535	$3,981,514

Basic and diluted weighted average Common Stock subject to redemption	20,700,000	16,140,659

Basic and diluted net income per Common Stock subject to redemption	$0.09	$0.19

Basic and diluted weighted average Common Stock	5,491,250	5,270,838

Basic and diluted net income per Common Stock	$0.09	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISLEWORTH HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock
	Shares	Amount	Additional		Total Stockholders’
			Paid-in Capital	Accumulated Deficit	(Deficit) Equity
Balance as of January 1, 2021	5,175,000	$518	$24,482	$(1,419)	$23,581

Sale of 6,140,000 Private Placement Warrants on March 1, 2021 and March 2, 2021 through public offering and over-allotment, net of fair value of warrant liability	—	—	765,116	—	765,116
Issuance of representative shares	316,250	32	3,026,406	—	3,026,438
Issuance of representative warrants	—	—	434,882	—	434,882
Subsequent remeasurement under ASC 480-10-S99 , restat ed	—	—	(4,250,886)	(12,463,273)	(16,714,159)
Net Income	—	—	—	5,732,552	5,732,552

Balance as of March 31, 2021 , re stated	5,491,250	$550	$—	$(6,732,140)	$(6,731,590)
Net loss	—	—	—	(4,227,573)	(4,227,573)

Balance as of June 30, 2021 , restated	5,491,250	$550	$—	$(10,959,713)	$(10,959,163)
Net income	—	—	—	2,476,535	2,476,535

Balance as of September 30, 2021	5,491,250	$550	$—	$(8,483,178)	$(8,482,628)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISLEWORTH HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:

Net Income	$3,981,514
Adjustments to reconcile net income to net cash used in operating activities:
Operating expenses paid by sponsor	1,500
Interest earned on treasury securities held in Trust Account	(34,075)
Warrant issuance costs	351,044
Change in fair value of warrants	(4,889,776)
Changes in operating assets and liabilities:
Prepaid expenses	(445,991)
Accrued expenses	164,178

Net cash used in operating activities	(871,606)
Cash Flows from Investing Activities:
Investment held in Trust Account	(207,000,000)

Net cash used in investing activities	(207,000,000)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts paid	202,860,000
Proceeds from private placement	6,140,000
Repayment of promissory note to related party	(250,000)
Payments of offering costs	(362,847)

Net cash provided by financing activities	208,387,153
Net Change in Cash	515,547
Cash – Beginning	—

Cash – Ending	$515,547

Supplemental Disclosure of Non-cash Financing Activities:
Fair value of representative shares	$3,026,438

Fair value of representative warrants	$434,882

Offering costs paid by Sponsor under promissory note	$140,156

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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 15, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
The Company’s Sponsor is Isleworth Healthcare Sponsor I, LLC, a Delaware limited liability company (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on February 24, 2021 (the “Effective Date”). On March 1, 2021, the Company consummated the IPO of 18,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $180,000,000, which is discussed in Note 4.
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
Transaction costs of the IPO amounted to $8,159,324, consisting of $4,140,000 of cash underwriting fees, the fair value of the representative’s warrants of $434,882, the fair value of representative shares of $3,026,438 and $558,004 of other cash offering costs (Note 7).
As of September 30, 2021, $515,547 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes. Following the closing of the IPO and the over-allotment option, which was fully exercised, on March 1, 2021 and March 2, 2021, $207,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants has been held in a Trust Account (“Trust Account”), and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
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
Liquidity and Capital Resources
As of September 30, 2021, the Company had $515,547 in its operating bank account, and working capital of $1,024,283 (excluding $150,000 of accrued franchise tax).
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
Note 2 — Restatement Of Previously Issued Financial Statements
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should re state
 its previously reported financial statements. The Company previously determined common stock subject to possible redemption (“Public Shares”) to be equal to the redemption value of $10.00 per common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Public Shares and determined that the Public Shares issued during the IPO and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC
480-10-S99.
Therefore, management concluded that all of the Public Shares should be classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Public Shares with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and common stock
.
In connection with the change in presentation for the Public Shares, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to redeemable and nonredeemable common stock. This presentation shows common stock with different features pro rata in the income (loss) of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was material to its previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements as of March 1, 2021, March 31, 2021 and June 30, 2021 and for three months ended March 31, 2021 and three months and six months June 30, 2021 should be restated because of a misapplication in the guidance around complex accounting for financial instruments and should no longer be relied upon. The Company is reporting the restatements to those periods in this Quarterly Report.
Impact of the Restatement
The impact of the restatement on the balance sheet as of March 1, 2021, unaudited interim condensed financial statements as of March 31, 2021 and for the three months ended March 31, 2021, and unaudited interim condensed financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021, are presented below.
The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of March 1, 2021 as adjusted for exercise of over- allotment (restated on Form 10-Q on June 8, 2021)	As Previously Reported	Restatement Adjustment	As Restated

Common stock, $0.0001 par value; shares subject to possible redemption	$189,139,827	$17,860,173	$207,000,000
Stockholders’ equity (deficit) c ommon stock - $0.0001 par value	726	(176)	550
Additional paid-in-capital	5,410,965	(5,410,965)	—
Accumulated deficit	(411,690)	(12,449,032)	(12,860,722)
Total stockholders’ equity (deficit)	$5,000,001	$(17,860,173)	$(12,860,172)
Number of shares subject to redemption	18,913,983	1,786,017	20,700,000

Balance Sheet as of March 31, 2021 (filed on June 8, 2021)	As Previously Reported	Restatement Adjustment	As Restated
Common stock, $0.0001 par value; shares subject to possible redemption	$195,268,411	$11,731,589	$207,000,000
Stockholders’ equity (deficit) c ommon stock - $0.0001 par value	667	(117)	550
Additional paid-in-capital	—	—	—
Accumulated deficit	4,999,334	(11,731,472)	(6,732,138)
Total stockholders’ equity (deficit)	$5,000,001	$(11,731,589)	$(6,731,588)
Number of shares subject to redemption	19,526,841	1,173,159	20,700,000

Unaudited Statements of Operations for the three months ended March 31, 2021 as adjusted for Temporary Equity related to Public Shares	As Previously Reported	Restatement Adjustment	As Restated

Basic and diluted weighted average shares outstanding, common stock subject to redemption	18,913,983	(12,043,983)	6,870,000
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	5,873,994	(1,051,327)	4,822,667
EPS - Redeemable c ommon Stock	$—	$0.49	$0.49
EPS - Non-Redeemable c ommon Stock	$0.98	$(0.49)	$0.49

Statement of Changes in Stockholders’ (Deficit) Equity for the three months ended March 31, 2021	As Previously Reported	Restatement Adjustment	As Restated
Sale of 20,700,000 Units through public offering and over-allotment, net of fair value of warrant liability	$198,094,124	$(198,094,124)	$—
Offering costs	(7,808,281)	7,808,281
Common stock subject to possible redemption	(195,268,411)	195,268,411	—

Reclassification of deficit additional paid-in capital to retained earnings and subsequent remeasurement under ASC 480-10-S99 against additional paid-in capital	731,799	(4,982,685)	(4,250,886)

Subsequent remeasurement under ASC 480-10-S99 against accumulated deficit	$—	$(12,463,273)	$(12,463,273)

Balance Sheet as of June 30, 2021 (filed on August 24, 2021)	As P reviously Reported	Restatement Adjustment	As R estated
Common stock, $0.0001 par value; shares subject to possible redemption	$191,040,831	$15,959,169	$207,000,000
Stockholders’ equity (deficit)
Common stock - $0.0001 par value	709	(159)	550
Additional paid-in-capital	4,227,538	(4,227,538)	—
Accumulated deficit	771,761	(11,731,472)	(10,959,711)
Total stockholders’ equity (deficit)	$5,000,008	$(15,959,169)	$(10,959,161)
Number of shares subject to redemption	19,104,083	1,595,917	20,700,000

Unaudited Statements of Operations for the three and six months ended June 30, 2021 as adjusted for Temporary Equity related to Public Shares	As Previously Reported	Restatement Adjustment	As Restated
Three months

Basic and diluted weighted average shares outstanding, common stock subject to redemption	19,526,841	1,173,159	20,700,000
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	7,087,167	(1,595,917)	5,491,250
EPS - Redeemable c ommon Stock	$—	$(0.16)	$(0.16)
EPS - Non-Redeemable c ommon Stock	$(0.60)	$0.44	$(0.16)
Six months
Basic and diluted weighted average shares outstanding, common stock subject to redemption	19,353,703	(5,530,499)	13,823,204
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	6,271,385	(1,112,580)	5,158,805
EPS - Redeemable c ommon Stock	$—	$0.08	$0.08
EPS - Non-Redeemable c ommon Stock	$0.24	$(0.16)	$0.08

Statement of Changes In Shareholders’ Equity (Deficit) for the three months ended June 30, 2021	As Previously Reported	Restatement Adjustment	As Restated
Remeasurement of common st ock subject to possible redemption	$4,227,580	$(4,227,580)	$—
Note 3 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash equivalents of $363 included in the Trust Account as of September 30, 2021.

Investment Held in Trust Account
As of September 30, 2021, investment in the Company’s Trust Account consisted of $363 in money market fund and $207,033,052 in U.S. Treasury Securities. All of the U.S. Treasury Securities will mature on March 3, 2022. The Company classifies its United States Treasury securities as held-to-maturity

in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The carrying value approximates the fair value due to its short-term maturity. The carrying value
, excluding gross unrealized holding gain and fair value of held to maturity securities on September 30, 2021 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value as of September 30, 2021
U.S. Money Market	$363	$		$—	$363
U.S. Treasury Securities	207,033,712		4,943	—	207,038,655
	$207,034,075		$4,943	$—	$207,039,018
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480
“Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock issued in the IPO contains certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

Accordingly, 20,700,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. The Company allocates the offering costs between common stock and public warrants using relative fair value method, the offering costs allocated to the public warrants will be expensed immediately and offering costs associated with equity components will be charged to temporary equity. Accordingly, as of September 30, 2021, the Company incurred offering costs in the aggregate of $
8,159,324
of which $
7,808,281
have been charged to
temporary equity
 and $
351,044
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
Net Income (Loss) Per Common Share
Net income (loss) per common stock is computed by dividing net income by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 17,059,250 shares of common stock in the aggregate.

	Redeemable Common Stock	Non-Redeemable Common Stock

For the three months ended Sept 30, 2021
Allocation of net income including common stock subject to redemption outstanding	$1,957,305	$519,230
Weighted Average Common Stock	20,700,000	5,491,250
Basic and Diluted net income per share	$0.09	$0.09
For the nine months ended Sept 30, 2021
Allocation of net income including common stock subject to possible redemption	$3,001,390	$980,124
Weighted Average Common Stock	16,140,659	5,270,838
Basic and Diluted net income per share	$0.19	$0.19
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Note 4 — Initial Public Offering
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
All of the 20,700,000 shares of common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that common stock was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of common stock classified as temporary equity is the allocated proceeds based on the guidance in ASC
470-20.
The common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99.
If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value (see Note 3). The change in the carrying value of redeemable common stock resulted in charges against additional paid-in
capital and accumulated deficit.
As of September 30, 2021, the common stock subject to redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$207,000,000
Less:
Proceeds allocated to public warrants	(8,905,878)
Redeemable common stock issuance costs	(7,808,281)

Plus:
Accretion of carrying value to redemption value	16,714,159

Contingently redeemable common stock	$207,000,000

Note 5 — Private Placement
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
Note 6 — Related Party Transactions
Founder Shares
On December 31, 2020, the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 shares of Common Stock, par value $0.0001 (the “Founder Shares”). In January 2021, the Company granted 30,000 founder shares each to three independent directors, and increased to 36,000 each after a 1.2-for-1 stock dividend (see below) or a total of 108,000 Founder Shares (the “Director Shares”). The Director Shares are identical to the Founder Shares.
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
These loans were non-interest bearing, unsecured and

were due at the earlier of March 31, 2021 or the closing of the IPO. As of March 1, 2021 the Company had incurred an aggregate of $250,000 of offering expenses from the IPO under the promissory note. The Company repaid the note in full on March 2, 2021. As of September 30, 2021 and December 31, 2020, the Company borrowed $0 and $31,000 under the promissory note, respectively.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of Working Capital Loans may be, at the option of the lender, convertible into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the initial stockholders or an affiliate of the initial stockholders or certain officers and directors as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At September 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee
On February 24, 2021, the Company entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of one of the Company’s officers a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. The Company incurred $35,000 and $15,000 in expenses in connection with such services for the period from February 24, 2021 to September 30, 2021 and for the three months ended September 30, 2021, respectively.
Note 7 — Commitments and Contingencies
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
Underwriters Agreement
The underwriters
had a 30-day option beginning March 1,2021
to purchase up to an additional 2,700,000 units to cover over-allotments, if any, at the IPO price less the underwriting discounts. On March 1, 2021, the Company paid an underwriting discount of $3,600,000.
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
Representative Shares
Upon closing of IPO and exercise of over-allotment in full, the Company issued to
I-Bankers
an aggregate of 316,250 shares of common stock (the “Representative Shares”). The fair value of the Representative Shares was estimated to be $3,026,438 and were treated as underwriters’ compensation. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of the initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period.

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
I-Bankers
(and/or its designees) an aggregate of
569,250
warrants exercisable at $
12.00
per share for an aggregate exercise price of $
6,831,000
, exercisable at any time during the period commencing on the later of the first anniversary of the February 24, 2021 and the closing of the Company’s initial business combination and terminating on the fifth anniversary of such effectiveness date. Notwithstanding anything to the contrary, I-Bankers has agreed
that neither it nor its designees will be permitted to exercise the warrants after the five year anniversary of the effective date of the registration statement.
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
Note 8 — Warrant Liability
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

•
if, and only if, the reported last sale price of the Common Stock equals or exceeds $
18.00
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
The warrant agreement contains an Alternative Issuance provision that if less than
70
% of the consideration receivable by the holders of the ordinary shares in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercises the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the ordinary shares consists exclusively of cash, the amount of such cash per ordinary shares, and (ii) in all other cases, the volume weighted average price of the ordinary shares as reported during the ten-trading day
period ending on the trading day prior to the effective date of the Business Combination.
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
each balance sheet date. With each
such re-measurement, the
warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $14,280,762 of warrant liability upon issuance as of March 1, 2021 as adjusted for the closing of the Underwriters’ fully exercised over-allotment option. For the three months and
nine months ended September 30, 2021, the Company recorded a change in the fair value of the warrant liabilities in the amount of approximately

$
2,662,160 and

$4,889,776
,
respectively,
on the statement of operations, resulting in warrant liabilities of $9,390,986 as of September 30, 2021 on the condensed balance sheet.
The change in fair value of the warrant liabilities is summarized as follows:

Warrant liability at March 1, 2021, as adjusted for over-allotment	$14,280,762
Change in fair value of warrant liabilities	(4,889,776)
Warrant liabilities at September 30, 2021	$9,390,986
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
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There was no transfer to/from Levels 1, 2 and 3 during the three months ended September 30, 2021. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement during the three months ended March 31, 2021 was $4,828,275, which was determined based on then trading price. The Private Warrants were valued with Level 3 fair value measurement inputs as of September 30, 2021.
The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2021 and March 1, 2021 (date of issuance):

	September 30, 2021	March 1, 2021
Exercise price	$11.50	$11.50
Share price	$9.83	$9.57
Volatility	10.1%	14.1%
Expected life of the options to convert	5.82	6.38
Risk-free rate	1.12%	0.99%
Dividend yield	—%	—%
Likelihood of completing a business combination	95%	95%
Note 9 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	September 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Public Warrants	$5,692,500	$5,692,500	$—	$—
Warrant liability – Private Warrants	3,698,486			3,698,486
	$9,390,986	$5,692,500	$—	$3,698,486
Note 10 — Stockholder’s Equity
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Common Stock
 — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 5,491,250 and 5,175,000 shares of common stock issued and outstanding. Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Common stockholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.
Note 11 — Subsequent Events
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
As indicated in the accompanying financial statements, at September 30, 2021, we had $515,547 in cash and working capital of $1,024,283 which excludes franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of September 30, 2021, there was $34,075 interest earned from the Trust account.
For the three months ended September 30, 2021, we had loss from operations of $198,495 which consisted of general and administrative costs, and net income of $2,476,535 , which primarily consisted of a net gain from the change in the fair value of warrants.
For the nine months ended September 30, 2021, we had loss from operations of $591,330 which consisted of general and administrative costs, and net income of $ 3,981,514, which primarily consisted of a net gain from the change in the fair value of warrants offset by warrant issuance costs and general and administrative costs. We recorded a net gain of $4,889,776 for the nine months ended September 30, 2021 for the change in fair value on valuation of our warrant liability associated with our warrants issued in conjunction with our IPO. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred.

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
As of September 30, 2021, we had cash and investment held in the Trust Account of $207,034,075. Interest income on the balance in the Trust Account may be used by us to pay taxes. As of September 30, 2021, there was $34,075 interest income earned from the Trust account.
For the nine months ended September 30, 2021, cash used in operating activities was $871,606.
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
As of September 30, 2021 we had cash of $515,547 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2021.

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
Common stock subject to possible redemption
We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock issued in the IPO contains certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of our condensed balance sheets.
We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
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
We allocated the offering costs between common stock and public warrants using relative fair value method, the offering costs allocated to the public warrants will be expensed immediately, and offering costs allocated to common stock were charged to temporary equity upon the completion of the IPO.

Net income (loss) per share of common stock
Net income (loss) per common stock is computed by dividing net income by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the previous material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on June 8, 2021, and due to the restatements of our March 1, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable common stock, as described below, which combined, constitutes a material weakness in our internal control over financial reporting. The material weakness was caused by the misapplication of accounting guidance for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Regarding the restatements to the March 31, 2021 and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs, as filed with the SEC on June 8, 2021 and August 24, 2021, respectively, as well as the Company’s balance sheet included on the Company’s Form 8-K, as filed with the SEC on March 5, 2021, and restated on the Form 10-Q filed with the SEC on June 8, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the common stock in permanent equity. The Company restated its financial statements to classify all common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.
It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in our Quarterly Report for the period ended March 31, 2021 and in this Quarterly Report, we continue to enhance our processes and procedures to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans for enhancement continue to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on February 26, 2021 and the risk factors described in our Form
10-Q
for the period ended March 31, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus and Form
10-Q
for the period ended March 31, 2021 filed with the SEC, except as set forth below.
We identified a material weakness in our internal control over financial reporting relating to our complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this report, in connection with the preparation of our financial statements as of September 30, 2021, management identified errors made in our historical financial statements where we improperly classified some of our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. Management concluded that the foregoing constituted a material weakness as of September 30, 2021.
As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
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

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ISLEWORTH HEALTHCARE ACQUISITION CORP.

Date: November 16, 2021	By:	/s/ Robert Whitehead
	Name:	Robert Whitehead
	Title:	Chief Executive Officer

	By:	/s/ Dan Halvorson
	Name:	Dan Halvorson
	Title:	Chief Financial Officer