Form 10-Q
period 2022-03-31
Isleworth Healthcare Acquisition Corp.
filed 2022-05-23
CIK 1837997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
(727)245-0146
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act):    Yes  ☒    No  ☐
As of May
20
, 2022, there were 26,191,249 shares of common stock, $0.0001 par value outstanding.

ISLEWORTH HEALTHCARE ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

Part I. Financial Information
Item 1. Financial Statements
ISLEWORTH HEALTHCARE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash	$523,650	$465,819
Prepaid expenses	284,322	316,703
Due from related party	—	77,345

Total current assets	807,972	859,867
Prepaid expenses, Non-current	—	46,667
Cash and securities held in Trust Account	207,055,113	207,060,533

Total Assets	$207,863,085	$207,967,067

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$392,160	$277,476
Convertible promissory note—related party, at fair value	300,000	—

Total current liabilities	692,160	277,476
Warrant liability	2,756,855	8,312,879

Total liabilities	3,449,015	8,590,355
Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 20,700,000 shares at redemption value of $10.00 at March 31, 2022 and December 31, 2021, respectively	207,000,000	207,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,491,249 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	550	550
Additional paid-in capital	—	—
Accumulated deficit	(2,586,480)	(7,623,838)

Total Stockholders’ Deficit	(2,585,930)	(7,623,288)

Total Liabilities and Stockholders’ Deficit	$207,863,085	$207,967,067

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISLEWORTH HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2022	2021
Operating expenses:
General and administrative costs	$591,247	$157,314

Loss from operations	(591,247)	(157,314)

Other income (expense)
Interest earned on cash and securities held in Trust Account	72,581	6
Warrant issuance costs	—	(351,043)
Change in fair value of warrants	5,556,024	6,240,903

Total other income	5,628,605	5,889,866

Net income	$5,037,358	$5,732,552

Basic and diluted weighted average Common Stock subject to redemption	20,700,000	6,870,000

Basic and diluted net income per Common Stock subject to redemption	$0.19	$0.49

Basic and diluted weighted average Common Stock	5,491,249	4,822,667

Basic and diluted net income per Common Stock	$0.19	$0.49

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISLEWORTH HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2022	5,491,249	$550	$—	$(7,623,838)	$(7,623,288)

Net income	—	—	—	5,037,358	5,037,358

Balance as of March 31, 2022	5,491,249	$550	$—	$(2,586,480)	$(2,585,930)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2021	5,175,000	$518	$24,482	$(1,419)	$23,581

Sale of 6,140,000 Private Placement Warrants on March 1, 2021 and March 2, 2021 through public offering and over-allotment, net of fair value of warrant liability	—	—	765,116	—	765,116
Issuance of representative shares	316,249	32	3,026,406	—	3,026,438
Issuance of representative warrants	—	—	434,882	—	434,882
Subsequent remeasurement under ASC480-10-S99, restated	—	—	(4,250,886)	(12,463,273)	(16,714,159)
Net Income	—	—	—	5,732,552	5,732,552

Balance as of March 31, 2021	5,491,249	$550	$—	$(6,732,140)	$(6,731,590)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISLEWORTH HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2022	2021
Cash flows from Operating Activities:
Net income	$5,037,358	$5,732,552
Adjustments to reconcile net income to net cash used in operating activities:
Operating expenses paid by sponsor	—	54,667
Interest earned on cash and securities held in Trust account	(72,580)	—
Warrant issuance costs	—	351,043
Change in fair value of warrants	(5,556,024)	(6,240,903)
Changes in current assets and current liabilities:
Prepaid expenses	79,048	(612,852)
Due from related party	77,345	—
Accounts payable and accrued expenses	114,684	53,699

Net cash used in operating activities	(320,169)	(661,794)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(207,000,000)
Interest withdrawn from Trust account	78,000	—

Net cash provided by (used in) investing activities	78,000	(207,000,000)

Cash flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts paid	—	202,860,000
Proceeds from private placement	—	6,140,000
Proceeds from issuance of convertible promissory note - related party	300,000	—
Repayment of promissory note to related party	—	(250,000)
Payments of offering costs	—	(321,300)

Net cash provided by financing activities	300,000	208,428,700

Net change in cash	57,831	766,906
Cash, beginning of the period	465,819	—

Cash, end of the period	$523,650	$766,906

Supplemental disclosure of noncash investing and financing activities:
Fair value of representative shares	$—	$3,026,438
Fair value of representative warrants	$—	$434,882

Initial value of common stock subject to possible redemption, including over-allotment as restated	$—	$189,139,827

Change in value of common stock subject to possible redemption	$—	$6,128,584

Reclassification of additional paid-in capital to retained earnings	$—	$731,799

Initial fair value of warrant liability, as restated	$—	$14,280,762

Offering costs paid by Sponsor under promissory note	$—	$140,156

Offering costs in accrued offering costs	$—	$41,546

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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from December 15, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
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
As of March 31, 2022, $523,650 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes. Following the closing of the IPO and the over-allotment option, which was fully exercised, on March 1, 2021 and March 2, 2021, $207,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants has been held in a Trust Account (“Trust Account”), and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7promulgated under the Investment Company Act which will invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes if any, the proceeds from the IPO will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the IPO (the “Combination Period”), or (B) with respect to any other provision relating to stockholders’ rights or pre-Business
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
The Company will have 18 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up and (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its Business Combination within the Combination Period.
The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether it will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was initially $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the fee payable to underwriters pursuant to the Business Combination marketing agreement.
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
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Liquidity, Capital Resources and Going Concern
As of March 31, 2022, the Company had $523,650 in its operating bank account, and working capital of $165,812.
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
Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account in addition to proceeds from issuance of convertible promissory note - related party.
The Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic
205-40
Presentation of Financial Statements – Going Concern, pursuant to its Amended and Restated Certificate of Incorporation, the Company has until September 1, 2022 to consummate a Business Combination. If a Business Combination is not consummated by this date, or its stockholders have not approved an extension, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before September 1, 2022, and may seek an extension, it is uncertain that the Company will be able to consummate a Business Combination, or obtain an extension, by this time. This, as well as its liquidity condition, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 1, 2022 (See Note 10 – Subsequent Events regarding the Company’s proposed business combination).

Note 2— Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
filed by the Company with the SEC on March 29, 2022 which contains the audited financial statements as of December 31, 2021 and notes thereto.
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
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities as well as the fair value of the convertible note. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had sweep account funds of
$380 and $363 included in the Trust Account as of March 31, 2022 and December 31, 2021, respectively.

Investment Held in Trust Account
As of March 31, 2022 and December 31, 2021, investment in the Company’s Trust Account consisted of $380 and $363 in money market fund and $207,054,733 and $207,060,170 in U.S. Treasury Securities, respectively. All of the U.S. Treasury Securities will mature on March 3, 2022. The Company classifies its United States Treasury securities as held-to-maturity in accordance
with FASB ASC Topic 320 “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on March 31, 2022 and December 31, 2021 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value as of March 31, 2022
U.S. Money Market	$380	$		$—	$380
U.S. Treasury Securities	207,054,733		5,175	—	207,059,908
	$207,055,113		$5,175	$—	$207,060,288

	Amortized Cost and Carrying Value	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Money Market	$363	$		$—	$363
U.S. Treasury Securities	207,060,170		1,264	—	207,061,434

	$207,060,533		$1,264	$—	$207,061,797
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480“Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock issued in the IPO contains certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.
Accordingly, 20,700,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. The Company allocates the offering costs between common stock and public warrants using relative fair value method, the offering costs allocated to the public warrants will be expensed immediately and offering costs associated with equity components will be charged to temporary equity. Accordingly, the Company incurred offering costs in the aggregate of
 $8,159,324 of which $7,808,281 have been charged to temporary equity and $351,044 was allocated to the public warrants and was expensed immediately.
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
Convertible Promissory Note
The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”).
Under 815-15-25,
the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash
change in the fair value of the convertible promissory note in the condensed statements of operations. The fair value of the option to convert into private warrants was valued utilizing the closed-form model.
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

Net Income Per Common Share
Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive, and (iv) any warrants that could be acquired through conversion of convertible debt. The warrants are exercisable to purchase 17,059,250 shares of common stock in the aggregate.

	Redeemable Common Stock	Non-Redeemable Common Stock
For the three months ended March 31, 2022
Allocation of net income including common stock subject to redemption outstanding	$3,981,227	$1,056,131
Weighted Average Common Stock	20,700,000	5,491,250
Basic and Diluted net income per share	$0.19	$0.19
For the three months ended March 31, 2021
Allocation of net income including common stock subject to possible redemption	$3,368,148	$2,364,404
Weighted Average Common Stock	6,870,000	4,822,667
Basic and Diluted net income per share	$0.49	$0.49
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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
All of the 20,700,000 shares of common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC480-10-S99,redemption
provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that common stock was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of common stock classified as temporary equity is the allocated proceeds based on the guidance in
ASC470-20.
The common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC480-10-S99.If
it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value (see Note 2). The change in the carrying value of redeemable common stock resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
As of March 31, 2022 and December 31, 2021, the common stock subject to redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$207,000,000
Less:
Proceeds allocated to public warrants	(8,905,878)
Redeemable common stock issuance costs	(7,808,281)

Plus:
Accretion of carrying value to redemption value	16,714,159

Contingently redeemable common stock	$207,000,000

Note 4 — Private Placement
Simultaneously with the closing of
theIPO, the Sponsor and I-Bankers Securities, Inc. (“I-Bankers”) purchased anaggregate of 5,600,000 warrants at a price of $1.00 per warrant ($5,600,000 in the aggregate) in a private placement. Of such amount, 4,480,000 Private Placement Warrants were be purchased by the Sponsor and 1,120,000 Private Placement Warrants
were purchased by I-Bankers.
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

Note 5 — Related Party Transactions
Founder Shares
On December 31, 2020, the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 shares of Common Stock, par value $0.0001 (the “Founder Shares”). In January 2021, the Company granted 30,000 founder shares each to three independent directors and increased to 36,000 each after a
1.2-for-1
stock dividend (see below) or a total of 108,000 Founder Shares (the “Director Shares”). The Director Shares are identical to the Founder Shares. The Company accounted for the Director Shares in accordance with ASC 718, Stock-based Compensation.
On February 24, 2021, as part of an upsizing of the IPO, the Company effected
a1.2-for-1stock
dividend resulting in the Sponsor holding 5,175,000 Founder Shares. Up to 675,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On March 2, 2021, the underwriter exercised its over-allotment option in full, hence, the 675,000 Founder Shares are no longer subject to forfeiture since then.
With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the Company’s initial stockholders, each of whom will be subject to the same transfer restrictions) until the earlier of one year after the completion of our initial Business Combination or earlier if, (x) subsequent to the initial Business Combination, the last sale price of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-tradingday
period commencing at least 150 days after the initial Business Combination, or (y) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its public stockholders having the right to exchange their shares of Common Stock for cash, securities or other property (the
“lock-up”).
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
Convertible Promissory Note – Related Party and Related Party Loans
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
On March 15, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 pursuant to a promissory note (the “Convertible Note”). The Convertible Note is non-interest
bearing and payable upon consummation of the Company’s initial Business Combination. At the Sponsor’s discretion, the Convertible Note may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At March 31, 2022, there was $300,000 of borrowings under the Convertible Note. The Convertible Note was valued using the fair value method. The fair value of the note as of March 31, 2022, was $300,000, which resulted in no change in the fair value of the convertible promissory note
On March 15, 2022, the Company received the $77,345 due from the Related Party that was outstanding on December 31, 2021.

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
Representative Shares
Upon closing of IPO and exercise of over-allotment in full, the Company issued to
I-Bankers
an aggregate of 316,249 shares of common stock (the “Representative Shares”). The fair value of the Representative Shares was estimated to be $3,026,438 and were treated as underwriters’ compensation. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of the initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a periodof180days
immediately following the date of the effectiveness of the registration statement pursuant to Rule 5110(g)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(g)(1), these securities will not be sold during the offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of180days immediately following February 24, 2021 or commencement of sales of the public offering, except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners, provided that all securities so transferred remain subject to the lock-up restriction above for
the remainder of the time period.
Representative Warrants
Upon closing of IPO and exercise of over-allotment in full, the Company agreed to grant to I-Bankers(and/or its designees) an aggregate of 569,250 warrants exercisable at $12.00per share for an aggregate exercise price of $6,831,000, exercisable at any time during the period commencing on the later of the first anniversary of the February 24, 2021 and the closing of the Company’s initial business combination and terminating on the fifth anniversary of such effectiveness date. Notwithstanding anything to the contrary, I-Bankers has agreed
that neither it nor its designees will be permitted to exercise the warrants after the five year anniversary of the effective date of the registration statement.
The warrants may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of February 24, 2021 and the closing of initial business combination and terminating on the fifth anniversary of such effectiveness date.
The warrants and such shares purchased pursuant to the warrants have been deemed compensation by FINRA and are therefore subject to a lock-up for a
period of180days immediately following the date of the effectiveness of the registration statement. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of180days immediately following February 24, 2021 except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The warrants may be cashless exercised and grant to holders demand and “piggy back” rights for periods of five and seven years, respectively, from February 24, 2021 with respect to the registration under the Securities Act of the shares issuable upon exercise of the warrants. The Company will have no obligation to net cash settle the exercise of the warrants. The holder of the warrants will not be entitled to exercise the warrants for cash unless a registration statement covering the securities underlying the warrants is effective or an exemption from registration is available.
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

20
 trading days within a
30
-trading day period ending on the third trading day prior to the date the Company sends to the notice of redemption to the warrant holders.

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
For the three months ended March 31, 2022, the Company recorded a change in the fair value of the warrant liabilities in the amount of approximate ly $5,556,024, on the statements of operations, resulting in warrant liabilities of $2,756,855 as of March 31, 2022 on the balance sheet.
For the year ended December 31, 2021, the Company recorded a change in the fair value of the warrant liabilities in the amount of approximately $5,967,883, on the statements of operations, resulting in warrant liabilities of $8,312,879 as of December 31, 2021 on the balance sheet.

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liability at December 31, 2021	$8,312,879
Change in fair value of warrant liabilities	(5,556,024)

Warrant liabilities at March 31, 2022	$2,756,855
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
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement on March 25, 2022 was $4,828,275, which was determined based on the public trading price. The Private Warrants were valued with Level 3 fair value measurement inputs as of March 31, 2022.
The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Share price	$9.90	$9.84
Volatility	2.9%	9.0%
Expected life of the options to convert	5.37	5.48
Risk-free rate	2.42%	1.31%
Dividend yield	—%	—%
Likelihood of completing a business combination	95%	95%
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of March 31, 2022 and December 31, 2021, indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Public Warrants	$1,719,135	$1,719,135	$—	$—
Warrant liability - Private Warrants	1,037,720	—	—	1,037,720
Convertible promissory note – related party	300,000	—	—	300,000

	$3,056,855	$1,719,135	$—	$1,337,720

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Public Warrants	$5,148,090	$5,148,090	$—	$—
Warrant liability - Private Warrants	3,164,789	—	—	3,164,789

	$8,312,879	$5,148,090	$—	$3,164,789

The estimates fair value of the Convertible Promissory Note was based on the following significant inputs:

March 31, 2022
Risk-free interest rate	$2.42%
Time to Expiration (in years)	$5.34
Expected volatility	2.9%
Exercise price	$11.50
Dividend yield	0.00%
Stock Price	$9.90
Probability of transaction	95.0%

Note 9 — Stockholder’s Equity
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Common Stock
 — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 26,191,249 shares of common stock issued and outstanding. Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Common stockholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statement was issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements other than as follows:
On April 26, 2022, the Company entered into an Merger Agreement and Plan of Reorganization (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among Isleworth, IHAC First Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Isleworth (“First Merger Sub”), IHAC Second Merger Sub LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Isleworth (“Second Merger Sub”), Cytovia Holdings, Inc. a Delaware corporation (“Cytovia”), and Isleworth Healthcare Sponsor I, LLC, a Delaware limited liability company (the “Sponsor”).
In accordance with the terms and subject to the conditions of the Merger Agreement, each share of Cytovia Class A common stock, par value $0.000001, and Cytovia Class B common stock, par value $0.000001 per share (collectively, “Cytovia Common Stock”), issued and outstanding shall be converted into a number of shares of Isleworth common stock, par value $0.0001 (“Isleworth Common Stock”) equal to the Exchange Ratio, plus the right to receive a pro rata portion of up to 4,000,000 additional shares of Isleworth Common Stock (“Earnout Shares”) if certain milestone events occur within two years after the closing.
Additionally, at the Closing and as set forth in the Merger Agreement, (i) each warrant to purchase Cytovia Common Stock (“Cytovia Warrants”) will be converted into a warrant to purchase shares of combined company common stock, (ii) each option to purchase Cytovia Common Stock (“Cytovia Options”), whether vested or unvested, will be assumed and converted into an option to purchase a number of shares of combined company common stock, (iii) each restricted share award of Cytovia Common Stock will be exchanged for restricted share awards of Cytovia Common Stock subject to the same terms and conditions as were applicable to such restricted shares and (iv) each restricted stock unit award of Cytovia (“Cytovia RSU”) will be converted into the right to receive restricted stock units based on shares of combined company common stock.
The Exchange Ratio will be determined by dividing (i) the Cytovia Reference Share Value by (ii) $10 and further dividing by the number of outstanding shares of Cytovia Common Stock on a fully-diluted basis, which excludes shares of Cytovia Common Stock (x) issuable upon conversion of Cytovia’s convertible instruments, including the Convertible Note (as defined below), Cytovia Warrants and any financing that Cytovia is permitted to undertake under the Merger Agreement, (y) issuable in connection with a certain license agreement by and between Cytovia and Cellectis (as defined below) and (z) issuable upon any Cytovia RSUs or Cytovia Options that, in each case, are not vested as of the Closing. The Cytovia Reference Share Value shall be equal to $300,000,000, plus the aggregate exercise price of outstanding warrants and options to purchase Cytovia Common Stock, minus one-half the value of up to 4,000,000 shares of Isleworth Common Stock (valued at $10 per share) (“Inducement Shares”) that Isleworth may issue in connection with obtaining financing for the Business Combination. The Sponsor has agreed to forfeit a number of promote shares equal to one-half the aggregate number of Inducement Shares that are issued.
One-half of the aggregate number of Earnout Shares will be issued if, during the period beginning on the first anniversary and ending on the second anniversary of the closing, the combined company’s common stock achieves a market price of $15 per share for a specified number of days, or the combined company consummates a transaction in which its stockholders have the right to receive consideration implying a value of at least $15 per share. The second half of the Earnout Shares will be issued if, during the period beginning 180 days after the closing date and ending on the second anniversary of the closing date, the combined company’s common stock achieves a market price of $20 per share for a specified number of days, or the combined company consummates a transaction in which its stockholders have the right to receive consideration implying a value of at least $20 per share.
The obligations of Isleworth and Cytovia to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the HSR Act, (ii) the approval of Isleworth’s stockholders, (iii) the approval of Cytovia’s stockholders and (iv) the a registration statement on Form S-4 becoming effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (the “Quarterly Report”) to “we,” “us,” “Isleworth,” or the “Company” refer to Isleworth Healthcare Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Isleworth Healthcare Sponsor I, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this
Form10-Q,
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
As of March 31, 2022, a total of $207,000,000 of the net proceeds from the IPO (including the full exercise of the over-allotment option) and the Private Placements were in a trust account established for the benefit of the Company’s public stockholders. The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public stockholders.
Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.
Proposed Business Combination
On April 26, 2022, we entered into an Merger Agreement and Plan of Reorganization (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among Isleworth, IHAC First Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Isleworth (“First Merger Sub”), IHAC Second Merger Sub LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Isleworth (“Second Merger Sub”), Cytovia Holdings, Inc. a Delaware corporation (“Cytovia”), and Isleworth Healthcare Sponsor I, LLC, a Delaware limited liability company (the “Sponsor”).
The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors or board of managers, as applicable, of each of Isleworth, Cytovia and the Sponsor.
The Business Combination
The Merger Agreement provides for, among other things, the following transactions at the closing: (i) First Merger Sub will merge with and into Cytovia (the “First Merger”), with Cytovia as the surviving company in the First Merger as a wholly-owned subsidiary of Isleworth (the “Surviving Corporation”), and immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will merge with and into Second Merger Sub (the “Second Merger” and, together with First Merger, the “Mergers”), with Second Merger Sub being the surviving entity of the Second Merger (Second Merger Sub, in its capacity as the surviving entity of the Second Merger, is sometimes referred to herein as the “Surviving Entity”). In connection with the Mergers, Isleworth will change its name to “Cytovia Therapeutics, Inc.” The Mergers and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

The Business Combination is expected to close in the third quarter of 2022, following the receipt of the required approval by Isleworth’s stockholders and the fulfillment (or waiver) of other customary closing conditions.
Business Combination Consideration
In accordance with the terms and subject to the conditions of the Merger Agreement, each share of Cytovia Class A common stock, par value $0.000001, and Cytovia Class B common stock, par value $0.000001 per share (collectively, “Cytovia Common Stock”), issued and outstanding shall be converted into a number of shares of Isleworth common stock, par value $0.0001 (“Isleworth Common Stock”) equal to the Exchange Ratio, plus the right to receive a pro rata portion of up to 4,000,000 additional shares of Isleworth Common Stock (“Earnout Shares”) if certain milestone events occur within two years after the closing.
Additionally, at the Closing and as set forth in the Merger Agreement, (i) each warrant to purchase Cytovia Common Stock (“Cytovia Warrants”) will be converted into a warrant to purchase shares of combined company common stock, (ii) each option to purchase Cytovia Common Stock (“Cytovia Options”), whether vested or unvested, will be assumed and converted into an option to purchase a number of shares of combined company common stock, (iii) each restricted share award of Cytovia Common Stock will be exchanged for restricted share awards of Cytovia Common Stock subject to the same terms and conditions as were applicable to such restricted shares and (iv) each restricted stock unit award of Cytovia (“Cytovia RSU”) will be converted into the right to receive restricted stock units based on shares of combined company common stock.
The Exchange Ratio will be determined by dividing (i) the Cytovia Reference Share Value by (ii) $10 and further dividing by the number of outstanding shares of Cytovia Common Stock on a fully-diluted basis, which excludes shares of Cytovia Common Stock (x) issuable upon conversion of Cytovia’s convertible instruments, including the Convertible Note (as defined below), Cytovia Warrants and any financing that Cytovia is permitted to undertake under the Merger Agreement, (y) issuable in connection with a certain license agreement by and between Cytovia and Cellectis (as defined below) and (z) issuable upon any Cytovia RSUs or Cytovia Options that, in each case, are not vested as of the Closing. The Cytovia Reference Share Value shall be equal to $300,000,000, plus the aggregate exercise price of outstanding warrants and options to purchase Cytovia Common Stock, minus one-half
the value of up to 4,000,000 shares of Isleworth Common Stock (valued at $10 per share) (“Inducement Shares”) that Isleworth may issue in connection with obtaining financing for the Business Combination. The Sponsor has agreed to forfeit a number of promote shares equal to one-half
the aggregate number of Inducement Shares that are issued.
One-half
of the aggregate number of Earnout Shares will be issued if, during the period beginning on the first anniversary and ending on the second anniversary of the closing, the combined company’s common stock achieves a market price of $15 per share for a specified number of days, or the combined company consummates a transaction in which its stockholders have the right to receive consideration implying a value of at least $15 per share. The second half of the Earnout Shares will be issued if, during the period beginning 180 days after the closing date and ending on the second anniversary of the closing date, the combined company’s common stock achieves a market price of $20 per share for a specified number of days, or the combined company consummates a transaction in which its stockholders have the right to receive consideration implying a value of at least $20 per share.
Governance
Isleworth has agreed to take actions such that, effective immediately after the closing of the Business Combination, Isleworth’s board of directors shall consist of seven directors, which directors shall be nominated pursuant to the Merger Agreement, which nominees include two Isleworth designees. Additionally, certain current Cytovia management personnel will join Isleworth as officers of the company and current members of the Cytovia board of directors will join the board of directors of combined company following consummation of the Mergers.
Representations and Warranties; Covenants
The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including, among others, covenants providing for (i) certain limitations on the operation of the parties’ respective businesses prior to consummation of the Business Combination, (ii) the parties’ efforts to satisfy conditions to consummation of the Business Combination, including by obtaining necessary approvals from governmental agencies (including U.S. federal antitrust authorities and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”)), (iii) prohibitions on the parties soliciting alternative transactions, (iv) Isleworth preparing and filing a registration statement on Form
S-4
with the Securities and Exchange Commission (the “SEC”) and taking certain other actions to obtain the requisite approval of Isleworth’s stockholders to vote in favor of certain matters, including the adoption of the Merger Agreement and approval of the Business Combination, at a special meeting to be called for the approval of such matters, and (v) the protection of, and access to, confidential information of the parties.
In addition, Isleworth has agreed to adopt an equity incentive plan and an employee stock purchase plan, each as described in the Merger Agreement.
Conditions to Each Party’s Obligations
The obligations of Isleworth and Cytovia to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the HSR Act, (ii) the approval of Isleworth’s stockholders, (iii) the approval of Cytovia’s stockholders and (iv) the Registration Statement (as defined below) becoming effective.
In addition, the obligation of Isleworth, First Merger Sub, and Second Merger Sub to consummate the Business Combination is subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of Cytovia being true and correct to the standards applicable to such representations and warranties and each of the covenants of Cytovia having been performed or complied with in all material respects, (ii) delivery of certain ancillary agreements required to be executed and delivered in connection with the Business Combination; and (iii) no Material Adverse Effect (as defined in the Merger Agreement) having occurred.
The obligation of Cytovia to consummate the Business Combination is also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of Isleworth, First Merger Sub and Second Merger Sub being true and correct to the standards applicable to such representations and warranties and each of the covenants of Isleworth, First Merger Sub and Second Merger Sub having been performed or complied with in all material respects, (ii) the aggregate cash proceeds from Isleworth’s trust account, together with the proceeds from the PIPE Financing (as defined below), equaling no less than $50,000,000 (after deducting any amounts paid to Isleworth stockholders that exercise their redemption rights in connection with the Business Combination and net of unpaid transaction expenses incurred or subject to reimbursement by Isleworth), and (iii) the shares of Isleworth Common Stock being listed on the Nasdaq in connection with the Business Combination.
Termination
The Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to, (i) by mutual written consent of Isleworth and Cytovia, (ii) by Isleworth, on the one hand, or Cytovia, on the other hand, if there is any breach of the representations, warranties, covenant or agreement of the other party as set forth in the Merger Agreement, in each case, such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by either Isleworth or Cytovia if the Business Combination is not consummated by December 31, 2022, provided the failure to close by such date is not due to a breach by the terminating party, (iv) by either Isleworth or Cytovia if certain required approvals for the Business Combination are not obtained from Isleworth stockholders after the conclusion of a meeting of Isleworth’s stockholders held for the purpose of voting on such approvals, and (v) by Isleworth if the Cytovia stockholders do not approve the Merger Agreement.
If the Merger Agreement is validly terminated, none of the parties to the Merger Agreement will have any liability or any further obligation under the Merger Agreement other than customary confidentiality obligations, except in the case of Willful Breach (as defined in the Merger Agreement).
Isleworth Sponsor Support Agreement
Concurrently with the execution of the Merger Agreement, Isleworth, the Sponsor and certain directors of the Sponsor entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) pursuant to which the Sponsor and each such director agreed to, among other things, (i) vote at any meeting of the stockholders of Isleworth all of its shares of Isleworth Common Stock held of record or thereafter acquired in favor of the Parent Proposals (as defined in the Merger Agreement), (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to such securities, prior to the closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.
Cytovia Support Agreement
In accordance with the Merger Agreement, certain stockholders of Cytovia representing the requisite votes necessary to approve the Merger Agreement are expected to enter into support agreements (the “Stockholder Support Agreement”) with Isleworth and Cytovia, pursuant to which each such holder will agree to (i) vote at any meeting of the stockholders of Cytovia all of its Cytovia Common Stock and Cytovia preferred stock held of record or thereafter acquired in favor of the approving and adopting the Merger Agreement, (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to such securities (i.e., a
“lock-up”)
to be provided in the amended and restated bylaws of Isleworth, in each case, on the terms and subject to the conditions set forth in the form of Stockholder Support Agreement.
PIPE Financing (Private Placement)
Concurrently with the execution of the Merger Agreement, Isleworth entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and Isleworth agreed to issue and sell to such investors, immediately prior to the closing under the Merger Agreement, an aggregate of 2,600,000 shares of Isleworth Common Stock for aggregate gross proceeds of $20,000,000 (the “PIPE Financing”). Pursuant to the terms of the Subscription Agreement, Isleworth has agreed to file with the SEC (at Isleworth’s sole cost and expense) a registration statement registering the resale of the shares issued pursuant to the Subscription Agreement that are eligible for registration and use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof.
The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination.
Other
Prior to execution of the Merger Agreement, Cytovia Therapeutics, LLC, a wholly-owned subsidiary of Cytovia, entered into an amendment to a certain research collaboration and non-exclusive
license agreement (the “License Amendment”) by and between Cytovia Therapeutics, LLC and Cellectis S.A., a French corporation organized under the laws of France and registered in the Trade and Companies Register of Paris under number 428 859 052 (“Cellectis”). In connection with the License Amendment, Cytovia and Cellectis entered into a securities purchase agreement (the “Cellectis SPA”) pursuant to which Cytovia issued Cellectis a convertible note in the principal amount of $20,000,000 (the “Convertible Note”). Immediately prior to the closing of the Business Combination, the outstanding principal amount of the Convertible Note plus any accrued and unpaid interest or other amounts payable thereunder (the “Outstanding Amount”) will automatically convert into shares of Cytovia Common Stock at a per share price that will result in Cellectis receiving a number of shares of Isleworth Common Stock equal to the Outstanding Amount divided by the lowest price per share paid by any subscriber in the PIPE Financing (such number of shares of Isleworth Common Stock, the “Note Conversion Shares”). Also pursuant to the Cellectis SPA, Cytovia issued Cellectis a warrant (the “Warrant”) to acquire a number of shares of Isleworth Common Stock equal to 0.35 multiplied by the number of Note Conversion Shares (the “Warrant Exercise Shares”), at an exercise price of $11.50 per share (the “Warrant Exercise Price”), with each of the Warrant Exercise Shares and the Warrant Exercise Price subject to adjustment pursuant to the terms of the Cellectis SPA and the Convertible Note and Warrant issued thereunder.

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of March 31, 2022, there was $133,114 interest earned from the Trust account.
For the three months ended March 31, 2022, we had loss from operations of $591,247 which consisted of general and administrative costs, and net income of $5,037,358, which primarily consisted of a net gain from the change in the fair value of warrants.
For the three months ended March 31, 2021, we had loss from operations of $157,314 which consisted of general and administrative costs, and net income of $5,732,552, which primarily consisted of a net gain from the change in the fair value of warrants.

Liquidity, Capital Resources and Going Concern
As of March 31, 2021, we had cash outside our trust account of $523,650, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.
For the three months ended March 31, 2022, cash used in operating activities was $320,169; we used $78,000 from our interest earned on Trust assets to pay Delaware Franchise Taxes, in accordance with the Trust agreement.
Pursuant to the IPO on March 2, 2021 the Company sold 18,000,000 Units (including 2,700,000 Units of over-allotment options that was fully exercised) at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half
of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7). An aggregate of $10.00 per Unit sold in the Initial Public Offering was held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule2a-7of
the Investment Company Act, as determined by the Company. As of March 31, 2022, we had cash and investment held in the Trust Account of $207,055,113. Interest income on the balance in the Trust Account may be used by us to pay taxes. As of March 31, 2022, there was $133,114 interest income earned from the Trust account. On March 1, 2022 we withdrew $78,000 from the Trust account to be used towards payment of franchise taxes.
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
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. On March 15, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 pursuant to a promissory note (the “Convertible Note”). The Convertible Note is non-interest
bearing and payable upon consummation of the Company’s initial Business Combination. At March 31, 2022, there was $300,000 of borrowings under the Convertible Note.
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
In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic
205-40
Presentation of Financial Statements – Going Concern, pursuant to its Amended and Restated Certificate of Incorporation, the Company has until September 1, 2022 to consummate a Business Combination. If a Business Combination is not consummated by this date, or its stockholders have not approved an extension, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before September 1, 2022, and may seek an extension, it is uncertain that the Company will be able to consummate a Business Combination, or obtain an extension, by this time. This, as well as its liquidity condition, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 1, 2022.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2022, as defined in Item 303(a)(4)(ii) of Regulation
S-K.

Contractual obligations
As of March 31, 2022, we did not have any long-term debt, capital or operating lease obligations.
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
Critical Accounting Policies
The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
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
We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital (to the extend available) and accumulated deficit.
Derivative Warrant Liabilities and Convertible Promissory Note – Related Party
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
We account for our 16,490,000 common stock warrants issued in connection with our Initial Public Offering (10,350,000) and Private Placement (6,140,000) as derivative warrant liabilities in accordance with
ASC815-40.
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Private Placement Warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date. The fair value of Public Warrants issued with the Public Offering was initially measured using Monte-Carlo simulations and then measured based trading price once they commenced trading on March 29, 2021. The Company accounts for its Convertible Note under ASC 815, Derivatives and Hedging (“ASC 815”).
Under 815-15-25, the
election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Convertible Note. Using fair value option, the Convertible Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash
change in the fair value of the Convertible Note in the statements of operations. The fair value of the option to convert into private warrants was valued utilizing the closed-form model.
Offering Costs Associated with the Initial Public Offering
We allocated offering costs in accordance with the requirements of the
ASC340-10-S99-1and
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
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth
companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth
public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2022, we were not subject to any material market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of the Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by
Rules 13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the previous material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on
Form 10-Q
as filed with the SEC on June 8, 2021, and due to the restatements of our March 1, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable common stock, as described below, which combined, constitutes a material weakness in our internal control over financial reporting. The material weakness was caused by the misapplication of accounting guidance for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on
Form 10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatements of our financial statements for the period ended March 31, 2021 and June 30, 2021, we continue to enhance our processes and procedures to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans for enhancement continue to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form
10-K
filed with the SEC on March 29, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC, except as set forth below.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 1, 2021, we consummated our Initial Public Offering of 18,000,000 Units, generating gross proceeds of $180,000,000. In connection with the Initial Public Offering, the underwriters were granted
a30-dayoption
from the date of the prospectus to purchase up to 2,700,000 additional Units to cover over-allotment, if any. On March 2, 2021, the underwriters fully exercised the over-allotment option. The units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds of $27,000,000.
I-Bankers
Securities, Inc. acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statements on
Form S-1
(Nos. 333-252308
and
333-253478).The
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this
Form10-Q.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

2.1 +	Merger Agreement and Plan of Reorganization, dated as of April 26, 2022, by and among Isleworth Healthcare Acquisition Corp., IHAC First Merger Sub Inc., IHAC Second Merger Sub LLC, Cytovia Holdings, Inc., and Isleworth Healthcare Sponsor I, LLC. (incorporated by reference to exhibit 2.1 of the Current Report on Form 8-K, filed with the SEC on April 26, 2022)

10.1	Form of Sponsor Support Agreement (incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on April 26, 2022)

10.2	Form of Stockholder Support Agreement (incorporated by reference to exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on April 26, 2022)

10.3	Form of PIPE Subscription Agreement (incorporated by reference to exhibit 10.3 of the Current Report on Form 8-K, filed with the SEC on April 26, 2022)

10.4	Convertible Promissory Note dated March 15, 2022 between the Company and Isleworth Healthcare Sponsor I, LLC (incorporated by reference to exhibit 10.7 of the Annual Report on Form 10-K, filed with the SEC on March 29, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

+
Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation
S-K
Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISLEWORTH HEALTHCARE ACQUISITION CORP.

Date: May 20, 2022	By:	/s/ Robert Whitehead
	Name:	Robert Whitehead
	Title:	Chief Executive Officer

	By:	/s/ Dan Halvorson
	Name:	Dan Halvorson
	Title:	Chief Financial Officer