Form 10-Q
period 2022-06-30
Isleworth Healthcare Acquisition Corp.
filed 2022-08-12
CIK 1837997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐
As of August 12, 2022
, there were 26,191,249 shares of common stock, $0.0001 par value outstanding.

ISLEWORTH HEALTHCARE ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

Part I. Financial Information
Item 1. Financial Statements
ISLEWORTH HEALTHCARE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash	$107,774	$465,819
Prepaid expenses	252,213	316,703
Due from related party	—	77,345

Total current assets	359,987	859,867
Prepaid expenses, Non-current	—	46,667
Cash and securities held in Trust Account	207,354,994	207,060,533

Total Assets	$207,714,981	$207,967,067

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$131,864	$277,476
Income taxes payable	30,314	—
Promissory note—related party	150,000	—
Convertible promissory note—related party, at fair value	300,000	—

Total current liabilities	612,178	277,476
Warrant liability	561,577	8,312,879

Total liabilities	1,173,755	8,590,355
Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 20,700,000 shares at redemption value of $10.01 at June 30, 2022 and December 31, 2021	207,157,520	207,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,491,249 issued and outstanding at June 30, 2022 and December 31, 2021	550	550
Additional paid-in capital	—	—
Accumulated deficit	(616,844)	(7,623,838)

Total Stockholders’ Deficit	(616,294)	(7,623,288)

Total Liabilities and Stockholders’ Deficit	$207,714,981	$207,967,067

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISLEWORTH HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative costs	$337,688	$235,522	$928,935	$392,836

Loss from operations	(337,688)	(235,522)	(928,935)	(392,836)

Other income (expense):
Interest earned on cash and securities held in Trust Account	299,880	21,236	372,461	21,242
Warrant issuance costs	—	—	—	(351,043)
Change in fair value of warrants	2,195,278	(4,013,287)	7,751,302	2,227,616

Total other income (expense), net	2,495,158	(3,992,051)	8,123,763	1,897,815

Income before provision for income taxes	2,157,470	(4,227,573)	7,194,828	1,504,979
Provision for income taxes	(30,314)	—	(30,314)	—

Net income (loss)	$2,127,156	$(4,227,573)	$7,164,514	$1,504,979

Basic and diluted weighted average Common Stock subject to redemption	20,700,000	20,700,000	20,700,000	13,823,204

Basic and diluted net income (loss) per common stock subject to redemption	$0.08	$(0.16)	$0.27	$0.08

Basic and diluted weighted average Common Stock	5,491,249	5,491,250	5,491,249	5,158,805

Basic and diluted net income (loss) per common stock	$0.08	$(0.16)	$0.27	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISLEWORTH HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2022	5,491,249	$550	$—	$(7,623,838)	$(7,623,288)

Net income	—	—	—	5,037,358	5,037,358

Balance as of March 31, 2022	5,491,249	$550	$—	$(2,586,480)	$(2,585,930)

Remeasurement of Class A Common Stock subject to possible redemption	—	—	—	(157,520)	(157,520)
Net income	—	—	—	2,127,156	2,127,156

Balance as of June 30, 2022	5,491,249	$550	$—	$(616,844)	$(616,294)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2021	5,175,000	$518	$24,482	$(1,419)	$23,581

Sale of 6,140,000 Private Placement Warrants on March 1, 2021 and March 2, 2021 through public offering and over-allotment, net of fair value of warrant liability	—	—	765,116	—	765,116

Issuance of representative shares	316,249	32	3,026,406	—	3,026,438

Issuance of representative warrants	—	—	434,882	—	434,882

Subsequent remeasurement underASC480-10-S99, restated	—	—	(4,250,886)	(12,463,273)	(16,714,159)

Net Income	—	—	—	5,732,552	5,732,552

Balance as of March 31, 2021	5,491,249	550	$—	(6,732,140)	(6,731,590)
Net loss	—	—	—	(4,227,573)	(4,227,573)

Balance as of June 30, 2021	5,491,249	$550	$—	$(10,959,713)	$(10,959,163)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ISLEWORTH HEALTHCARE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2022	2021
Cash flows from Operating Activities:
Net income	$7,164,514	$1,504,979
Adjustments to reconcile net income to net cash used in operating activities:
Operating expenses paid by sponsor	—	1,500
Interest earned on cash and securities held in Trust account	(372,461)	(21,242)
Warrant issuance costs	—	351,043
Change in fair value of warrants	(7,751,302)	(2,227,616)
Changes in current assets and current liabilities:
Prepaid expenses	111,157	(534,856)
Due from related party	77,345	—
Accounts payable and accrued expenses	(145,612)	114,619
Income taxes payable	30,314	—

Net cash used in operating activities	(886,045)	(811,573)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(207,000,000)
Interest withdrawn from Trust account	78,000	—

Net cash provided by (used in) investing activities	78,000	(207,000,000)

Cash flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts paid	—	202,860,000
Proceeds from private placement	—	6,140,000
Proceeds from issuance of convertible promissory note – related party	300,000	—
Proceeds from issuance of promissory note – related party	150,000
Repayment of promissory note to related party	—	(250,000)
Payments of offering costs	—	(362,846)

Net cash provided by financing activities	450,000	208,387,154

Net change in cash	(358,045)	575,581
Cash, beginning of the period	465,819	—

Cash, end of the period	$107,774	$575,581

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A common stock subject to possible redemption	157,520	—

Fair value of representative shares	$—	$3,026,438

Fair value of representative warrants	$—	$434,882

Initial value of common stock subject to possible redemption, including over-allotment as restated	$—	$189,139,827

Initial fair value of warrant liability, as restated	$—	$14,280,762

Offering costs paid by Sponsor under promissory note	$—	$140,156

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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from December 15, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
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
As of June 30, 2022, $107,774 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes. Following the closing of the IPO and the over-allotment option, which was fully exercised, on March 1, 2021 and March 2, 2021, $207,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants has been held in a Trust Account (“Trust Account”), and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7
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
Liquidity, Capital Resources and Going Concern
As of June 30, 2022, the Company had $107,774 in its operating bank account, and working capital deficit of $252,191.
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
Presentation of Financial Statements – Going Concern, pursuant to its Amended and Restated Certificate of Incorporation, the Company has until September 1, 2022 to consummate a Business Combination. If a Business Combination is not consummated by this date, or its stockholders have not approved an extension, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company is holding a special meeting of stockholders on August 26, 2022 to seek an extension to consummate a Business Combination from September 1, 2022 to December 1, 2022, and thereafter for up to three additional months at the election of the Company, ultimately until as late as March 1, 2023. There is no assurance that the Company will be able to obtain the foregoing extension. This, as well as its liquidity condition, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 1, 2022 (See Note 6 regarding the Company’s terminated business combination).

Note 2— Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form10-K
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had sweep account funds of $682 and $363 included in the Trust Account as of June 30, 2022 and December 31, 2021, respectively.

Investment Held in Trust Account
As of June 30, 2022 and December 31, 2021, investment in the Company’s Trust Account consisted of $682 and $363 in money market fund and $207,354,312 and $207,060,170 in U.S. Treasury Securities, respectively. All of the U.S. Treasury Securities will mature on September 1, 2022. The Company classifies its United States Treasury securities as held-to-maturity in accordance
with FASB ASC Topic 320 “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on June 30, 2022 and December 31, 2021 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2022
U.S. Money Market	$682	$—	$—	$682
U.S. Treasury Securities	207,354,312	—	(140,638)	207,213,674

	$207,354,994	$—	$(140,638)	$207,214,356

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Money Market	$363	$	$—	$363
U.S. Treasury Securities	207,060,170	1,264	—	207,061,434

	$207,060,533	$1,264	$—	$207,061,797
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. The Company allocates the offering costs between common stock and public warrants using relative fair value method, the offering costs allocated to the public warrants will be expensed immediately and offering costs associated with equity components will be charged to temporary equity. Accordingly, the Company incurred offering costs in the aggregate of $8,159,324 of which $7,808,281 have been charged to temporary equity and $351,043 was allocated to the public warrants and was expensed immediately.
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

	Redeemable Common Stock	Non-Redeemable Common Stock
For the three months ended June 30, 2022
Allocation of net income including common stock subject to redemption outstanding	$1,681,177	$445,979
Weighted Average Common Stock	20,700,000	5,491,249
Basic and Diluted net income per share	$0.08	$0.08

For the six months ended June 30, 2022
Allocation of net income including common stock subject to redemption outstanding	$5,662,404	$1,502,110
Weighted Average Common Stock	20,700,000	5,491,249
Basic and Diluted net income per share	$0.27	$0.27

For the three months ended June 30, 2021
Allocation of net loss including common stock subject to possible redemption	$(3,341,221)	$(886,352)
Weighted Average Common Stock	20,700,000	5,491,250
Basic and Diluted net loss per share	$(0.16)	$(0.16)

For the six months ended June 30, 2021
Allocation of net income including common stock subject to possible redemption	$1,095,966	$409,013
Weighted Average Common Stock	13,823,204	5,158,805
Basic and Diluted net income per share	$0.08	$0.08
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 1.41% and 0.0% for the three months ended June 30, 2022 and 2021, respectively, and 0.42% and 0.0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
All of the 20,700,000 shares of common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that common stock was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of common stock classified as temporary equity is the allocated proceeds based on the guidance in ASC
470-20.
The common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC480-10-S99.
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
As of June 30, 2022 and December 31, 2021, the common stock subject to redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$207,000,000
Less:
Proceeds allocated to public warrants	(8,905,878)
Redeemable common stock issuance costs	(7,808,281)
Plus:
Accretion of carrying value to redemption value	16,714,159

Contingently redeemable common stock, December 31, 2021	$207,000,000
Plus:
Accretion of carrying value to redemption value	157,520

Contingently redeemable common stock, June 30, 2022	$207,157,520

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
Promissory Note — Related Party
On December 29, 2020, the Sponsor agreed to loan the Company up to $600,000 to be used for a portion of the expenses of the IPO. These loans were non-interest
bearing, unsecured and were due at the earlier of March 31, 2021, or the closing of the IPO. As of March 1, 2021, the Company had incurred an aggregate of $250,000 of offering expenses from the IPO under the promissory note. The Company repaid the note in full on March 2, 2021.
On May 31, 2022, the Sponsor agreed to loan the Company $150,000 pursuant to a new promissory note (the “Promissory Note”). The Promissory Note is non-interest
bearing and payable upon consummation of the Company’s initial Business Combination. As of June 30, 2022, there was $150,000 outstanding under the Promissory Note.
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
On March 15, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 pursuant to a promissory note (the “Convertible Note”). The Convertible Note is non-interest
bearing and payable upon consummation of the Company’s initial Business Combination. At the Sponsor’s discretion, the Convertible Note may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At June 30, 2022, there was $300,000 of borrowings under the Convertible Note. The Convertible Note was valued using the fair value method. The fair value of the note as of June 30, 2022, was $300,000, which resulted in no change in the fair value of the convertible promissory note
On March 15, 2022, the Company received the $77,345 due from the Related Party that was outstanding on December 31, 2021.

Administrative Service Fee
On February 24, 2021, the Company entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of one of the Company’s officers a total of $5,000 per month for office space, utilities, secretarial support, and other administrative and consulting services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred and paid $15,000 and $30,000 of fees for these services, respectively. The Company incurred $20,000 and $15,000 in expenses in connection with such services for the period from February 24, 2021, to June 30, 2021, and for the three months ended June 30, 2021, respectively.
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
The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after the completion of the initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period described above.
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
Representative Shares
Upon closing of the IPO and exercise of over-allotment in full, the Company issued to
I-Bankers
an aggregate of 316,249 shares of common stock (the “Representative Shares”). The fair value of the Representative Shares was estimated to be $3,026,438 and were treated as underwriters’ compensation. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of the initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period.

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
Representative Warrants
Upon closing of the IPO and exercise of over-allotment in full, the Company agreed to grant to
I-Bankers
(and/or its designees) an aggregate of 569,250 warrants exercisable at $12.00 per share for an aggregate exercise price of $6,831,000, exercisable at any time during the period commencing on the later of the first anniversary of the February 24, 2021 and the closing of the Company’s initial business combination and terminating on the fifth anniversary of such effectiveness date. Notwithstanding anything to the contrary, I-Bankers has agreed
that neither it nor its designees will be permitted to exercise the warrants after the five-year anniversary of the effective date of the registration statement.
The warrants may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of February 24, 2021, and the closing of initial business combination and terminating on the fifth anniversary of such effectiveness date.
The warrants and such shares purchased pursuant to the warrants have been deemed compensation by FINRA and are therefore subject to a lock-up for a
period of 180 days immediately following the date of the effectiveness of the registration statement. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following February 24, 2021 except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The warrants may be cashless exercised and grant to holder’s demand and “piggy back” rights for periods of five and seven years, respectively, from February 24, 2021 with respect to the registration under the Securities Act of the shares issuable upon exercise of the warrants. The Company will have no obligation to net cash settle the exercise of the warrants. The holder of the warrants will not be entitled to exercise the warrants for cash unless a registration statement covering the securities underlying the warrants is effective or an exemption from registration is available.
Merger Agreement
On April 26, 2022, the Company entered into an Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Isleworth, IHAC First Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Isleworth (“First Merger Sub”), IHAC Second Merger Sub LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Isleworth (“Second Merger Sub”), Cytovia Holdings, Inc. a Delaware corporation (“Cytovia”), and Isleworth Healthcare Sponsor I, LLC, a Delaware limited liability company (the “Sponsor”).
On June 7, 2022, Isleworth, Cytovia, First Merger Sub, Second Merger Sub and Sponsor (together, the “Parties”), entered into the First Amendment (the “First Amendment”) to Merger Agreement and Plan of Reorganization, dated April 26, 2022, by and among the Parties.
On June 30, 2022, Isleworth and Cytovia entered into a Mutual Termination Agreement (the “Termination Agreement”) which terminated the Merger Agreement, effective immediately. The Termination Agreement contained customary mutual releases and covenants not to sue.
The Company is currently assessing whether it should extend its life and the life of the trust maintained for the benefit of its public holders of Common Stock and seek an alternative business combination.
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
For the three and six months ended June 30, 2022, the Company recorded a change in the fair value of the warrant liabilities in the amount of approximately $2,195,278 and $7,751,302, on the statements of operations, respectively, resulting in warrant liabilities of $561,577 as of June 30, 2022 on the balance sheet.
For the year ended December 31, 2021, the Company recorded a change in the fair value of the warrant liabilities in the amount of approximately $5,967,883, on the statements of operations, resulting in warrant liabilities of $8,312,879 as of December 31, 2021 on the balance sheet.

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liability at December 31, 2021	$8,312,879
Change in fair value of warrant liabilities	(5,556,024)

Warrant liabilities at March 31, 2022	2,756,855
Change in fair value of warrant liabilities	(2,195,278)

Warrant liabilities at June 30, 2022	$561,577
The warrants were initially valued as Level 3 on the Initial Public Offering date using a Monte Carlo simulation. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
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
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement on March 25, 2022 was $4,828,275, which was determined based on the public trading price. The Private Warrants were valued with Level 3 fair value measurement inputs as of June 30, 2022.
The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Share price	$9.96	$9.84
Volatility	1.0%	9.0%
Expected life of the options to convert	5.65	5.48
Risk-free rate	3.02%	1.31%
Dividend yield	—%	—%
Likelihood of completing a business combination	50%	95%
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of June 30, 2022 and December 31, 2021, indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Public Warrants	$342,585	$342,585	$—	$—
Warrant liability - Private Warrants	218,992	—	—	218,992
Convertible promissory note – related party	300,000	—	—	300,000

	$861,577	$342,585	$—	$518,992

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Public Warrants	$5,148,090	$5,148,090	$—	$—
Warrant liability - Private Warrants	3,164,789	—	—	3,164,789

	$8,312,879	$5,148,090	$—	$3,164,789

The fair value of the Convertible Promissory Note was based on the following significant inputs:

June 30, 2022
Risk-free interest rate	$3.02%
Time to Expiration (in years)	$5.67
Expected volatility	1.0%
Exercise price	$11.50
Dividend yield	0.00%
Stock Price	$9.96
Probability of transaction	50%
Note 9 — Stockholder’s Equity
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Common Stock
 — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 26,191,249 shares of common stock issued and outstanding. Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Common stockholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q,
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
As of June 30, 2022, a total of $207,000,000 of the net proceeds from the IPO (including the full exercise of the over-allotment option) and the Private Placements were in a trust account established for the benefit of the Company’s public stockholders. The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public stockholders.
Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of June 30, 2022, there was $432,994 interest earned from the Trust account.
For the three months ended June 30, 2022, we had a net income of $2,127,156 which consisted of interest income of $299,880 and change in fair value of warrants of $2,195,278, offset by general and administrative costs of $337,688, and the provision for income taxes of $30,314.
For the six months ended June 30, 2022, we had net income of $7,164,514 which consisted of interest income of $372,461 and change in fair value of warrants of $7,751,302, offset by general and administrative costs of $928,935, and the provision for income taxes of $30,314.
For the three months ended June 30, 2021, we had a net loss of $4,227,573 which consisted of general and administrative costs of $235,522 and change in fair value of warrants of 4,013,287, offset by interest income of $21,236.
For the six months ended June 30, 2021, we had net income of $1,504,979 which consisted of interest income of $21,242 and change in the fair value of warrants of $2,227,616, offset by general and administrative costs of $392,836 and warrant issuance cost of $351,043

Liquidity, Capital Resources and Going Concern
As of June 30, 2022, we had cash outside our trust account of $107,774, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.
For the six months ended June 30, 2022, cash used in operating activities was $886,045; we used $78,000 from our interest earned on Trust assets to pay Delaware Franchise Taxes, in accordance with the Trust agreement.
Pursuant to the IPO on March 2, 2021 the Company sold 20,700,000 Units (including 2,700,000 Units of over-allotment options that was fully exercised) at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half
of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. An aggregate of $10.00 per Unit sold in the Initial Public Offering was held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company. As of June 30, 2022, we had cash and investment held in the Trust Account of $207,354,994. Interest income on the balance in the Trust Account may be used by us to pay taxes. As of June 30, 2022, there was $432,994 interest income earned from the Trust account. On March 1, 2022 we withdrew $78,000 from the Trust account to be used towards payment of franchise taxes.
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
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. On March 15, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 pursuant to a promissory note (the “Convertible Note”). The Convertible Note is non-interest
bearing and payable upon consummation of the Company’s initial Business Combination. Similarly, on May 31, 2022, the Sponsor agreed to loan the Company an aggregate of up to $150,000 pursuant to a promissory note (the “Promissory Note”). The Promissory Note has no convertible features, is non-interest
bearing, and payable upon consummation of the Company’s initial Business Combination. At June 30, 2022, there was $450,000 of borrowings under both the Convertible Note and the Promissory Note.
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
Presentation of Financial Statements – Going Concern, pursuant to its Amended and Restated Certificate of Incorporation, the Company has until September 1, 2022 to consummate a Business Combination. If a Business Combination is not consummated by this date, or its stockholders have not approved an extension, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company is holding a special meeting of stockholders on August 26, 2022 to seek an extension to consummate a Business Combination from September 1, 2022 to December 1, 2022, and thereafter for up to three additional months at the election of the Company, ultimately until as late as March 1, 2023. There is no assurance that the Company will be able to obtain the foregoing extension. This, as well as its liquidity condition, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 1, 2022 (See Note 6 regarding the Company’s terminated business combination).

Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of June 30, 2022, as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Contractual obligations
As of June 30, 2022, we did not have any long-term debt, capital or operating lease obligations.
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
Critical Accounting Policies and Estimates
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
Common Stock Subject to Possible Redemption
We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock issued in the IPO contains certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.
We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.
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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed

at the end of each reporting period. The derivative instruments are subject to a number of critical estimates as the significant inputs that drive the changes in fair value are determined by the Monte Carlo Model and not based solely on the observable inputs such as quoted prices for identical instruments in active markets as is the case with Level 1 classified securities.
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
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2022, we were not subject to any material market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of the Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule2a-7
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
Rules 13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the previous material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on
Form 10-Q
as filed with the SEC on June 8, 2021, and due to the restatements of our March 1, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable common stock, as described below, which combined, constitutes a material weakness in our internal control over financial reporting. The material weakness was caused by the misapplication of accounting guidance for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on
Form 10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatements of our financial statements for the periods ended March 31, 2021 and June 30, 2021, we continue to enhance our processes and procedures to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans for enhancement continue to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form10-Kfiled with the SEC on March 29, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
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
I-Bankers
Securities, Inc. acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on
Form S-1
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form10-Q.

No.	Description of Exhibit

2.1+	Merger Agreement and Plan of Reorganization, dated as of April 26, 2022, by and among Isleworth Healthcare Acquisition Corp., IHAC First Merger Sub Inc., IHAC Second Merger Sub LLC, Cytovia Holdings, Inc., and Isleworth Healthcare Sponsor I, LLC (incorporated by reference to exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission on April 26, 2022)

2.2	First Amendment to Merger Agreement and Plan of Reorganization dated as of June 7, 2022, by and among Isleworth Healthcare Acquisition Corp., IHAC First Merger Sub Inc., IHAC Second Merger Sub LLC, Cytovia Holdings, Inc., and Isleworth Healthcare Sponsor I, LLC (incorporated by reference to exhibit 2.2 of the Form 8-K filed with the Securities and Exchange Commission on June 10, 2022)

10.1	Mutual Termination Agreement, dated June 30, 2022 (incorporated by reference to exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on June 30, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ISLEWORTH HEALTHCARE ACQUISITION CORP.

Date: August 12 , 2022	By:	/s/ Robert Whitehead
	Name:	Robert Whitehead
	Title:	Chief Executive Officer

	By:	/s/ Dan Halvorson
	Name:	Dan Halvorson
	Title:	Chief Financial Officer